Form 10QSB
period 2005-03-31
Pavo Royal, Inc.
filed 2005-05-20
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________to____________

                    Commission file number:  000-51224
                    ----------------------------------

                                    PAVO ROYAL, INC.
              ------------------------------------------------
               (Name of Small Business Issuer in its Charter)

                   Nevada                         56-2504276
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

                   8309 Bay Dunes, Las Vegas, NV 89131
      ----------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 334-4008
                    -------------------------------------
                         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2005:

                  510,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 15 pages, excluding exhibits.
                        The Exhibit Index is on page 14.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountants Review Report................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3.   Controls and Procedures..............................  13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended March 31, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended March 31, 2005, follow.

MOORE & ASSOCIATES, CHARTERED
     ACCOUNTANTS AND ADVISORS
------------------------------
     PCAOB REGISTERED


            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Pavo Royal, Inc.
Las Vegas, Nevada


We have reviewed the accompanying consolidated interim balance sheet of Pavo Royal, Inc, as of March 31, 2005 and the associated condensed statement of operations, stockholders' equity and cash flows for the three months ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------

Moore & Associates, Chartered
Las Vegas, Nevada
May 20, 2005



         2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7511   FAX:  (702)253-7501

                                Pavo Royal, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                   (unaudited)
                                                     March 31,     December 31,
                                                       2005           2004
                                                    ---------      ----------
Assets

Current assets:
   Cash                                             $        -   $         -
                                                    ----------   -----------
                                                             -   $         -
                                                    ==========   ===========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                        -              -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                        -              -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                        -              -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 510,000 shares issued and
     outstanding as of 6/30/04 and 3/31/04                510            510
   Earnings (Deficit) accumulated during
     development stage                                   (510)          (510)
                                                    ----------   -----------

                                                             -             -
                                                    ----------   -----------
                                                    $        -   $         -
                                                    ==========   ===========

  The accompanying notes are an integral part of these financial statements.

                                  Pavo Royal, Inc.
                           (a Development Stage Company)
                              Statement of Operations



Statement of Operations

                                         For Three Months     Dec. 29, 2004
                                               ended         (Inception) to
                                           March 31, 2005     March 31, 2005
                                         ----------------    ----------------
Revenue                                  $              -    $              -
                                         ----------------    ----------------

General and administrative expenses                     -                 510
                                         ----------------    ----------------

Net (loss)                               $              -    $           (510)
                                         ================    ================

Weighted average number of common
 shares outstanding -
 basic and fully diluted                          510,000             510,000
                                         ================    ================

Net income (loss) per share - basic
 and fully diluted                       $         (0.00)    $         (0.00)
                                         ================    ================

  The accompanying notes are an integral part of these financial statements.

                                    Pavo Royal, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows


Statement of Cash Flows

                                         For Three Months     Dec. 29, 2004
                                               ended         (Inception) to
                                           March 31, 2005     March 31, 2005
                                         ----------------    ----------------

Cash flows from operating activities
Net (loss)                               $            -     $           (510)
                                         --------------     -----------------

Cash flows from financing activities
  Issuances of common stock                                              510
  Donated capital                                                          -
                                        --------------     -----------------
Net cash provided by financing activities                                510
                                         --------------     ----------------

Net increase (decrease) in cash                                            -
Cash - beginning                                                           -
                                         --------------     ----------------
Cash - ending                            $                  $              -
                                         ==============     ================

Supplemental disclosures:
  Interest paid                          $                  $              -
                                         ==============     ================
Income taxes paid                        $                  $              -
                                         ==============     ================

The accompanying notes are an integral part of these financial statements.

                                  Pavo Royal, Inc.
                         (a Development Stage Company)
                                    Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended March 31, 2005 and notes thereto included in the Company's 10-SB12G registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $430 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

General
-------

Pavo Royal, Inc. (the "Company" or ?Pavo?) was incorporated under the laws of the State of Nevada on December 29, 2004, under the name Pavo Royal, Inc. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Company has been in the developmental stage since inception and has conducted virtually no business operations other than organizational activities and preparation of this registration statement on Form 10SB/12g. The Company has no full-time employees and owns no real estate or personal property.


(a) Results of Operations
-------------------------

As a developmental stage Company, Pavo Royal had no revenues for the three months ending March 31, 2005. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During three months ending March 31, 2005 the Company experienced no losses. The management of the Company has agreed to cover the costs to operate the Company, without receiving reimbursement or accrual of these expenses. Since the Company's inception on December 29, 2004 through March 31, 2005 it has lost $(510). The Company does not have any material commitments for capital expenditures.


(b) Plan of Operation
---------------------

The management of Pavo Royal, Inc. is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. PAVO has been in the developmental stage since inception and have no operations to date. Other than issuing shares to the Registrant's sole stockholder, the Registrant has not commenced any operational activities.

Pavo Royal, Inc. will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. Pavo is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is Pavo's duty to file audited financial statements as part of Pavo's
Form 8-K to be filed with the U. S. Securities and Exchange Commission upon consummation of a merger or acquisition, as well as Pavo's audited financial statements included in their report on Form 10SB12G. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Registrant's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the Company's present management.

The management of Pavo Royal, Inc. will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Registrant may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Registrant may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of the Company's common stock, and the substitution by the target business of its own management and board of directors.

Pavo Royal, Inc. has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. The Company's sole officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The PAVO audit reflects the fact that the Company has no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.
another.

The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.

Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The 1934 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act.


Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until a merger or acquisition is consummated, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

As part of the Company's "due diligence" investigation, the officer and director of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition.
The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2005, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

(a)  Exhibits

   31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

During the quarter ended March 31, 2005, no Current Reports were filed on Form 8-K.

                                  SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PAVO ROYAL, INC.
                                         ---------------------
                                              Registrant


Date: May 20, 2005                 By: /s/ Jeffrey Chad Guidry
                                   ------------------------------
                                           Jeffrey Chad Guidry
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Jeffrey Chad Guidry                 May 20, 2005
-------------------------------
        Jeffrey Chad Guidry
        Chief Executive Officer
        Chief Financial Officer