Form 10QSB
period 2005-06-30
Pavo Royal, Inc.
filed 2005-08-11
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2005:

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended June 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended June 30, 2005, follow.

MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
------------------------------
     PCAOB REGISTERED


            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Pavo Royal, Inc.
Las Vegas, Nevada

We have reviewed the accompanying consolidated interim balance sheet of Pavo Royal, Inc, as of June 30, 2005 and the associated condensed statement of operations, stockholders' equity and cash flows for the three months ended June 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
August 9, 2005



         2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7511   FAX:  (702)253-7501

                                Pavo Royal, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                   (unaudited)
                                                     June 30,     December 31,
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
                                                    ==========   ===========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                        -              -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                        -              -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                        -              -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 510,000 shares issued and
     outstanding as of 6/30/05 and 12/31/04,
     respectively                                         510            510
   Earnings (Deficit) accumulated during
     development stage                                   (510)          (510)
                                                    ----------   -----------

                                                             -             -
                                                    ----------   -----------
                                                    $        -   $         -
                                                    ==========   ===========

  The accompanying notes are an integral part of these financial statements.

                                  Pavo Royal, Inc.
                           (a Development Stage Company)
                              Statement of Operations



Statement of Operations

                                For Three Months  For Six Months  Dec. 29, 2004
                                     ended             ended      (Inception) to
                                  June 30, 2005    June 30, 2005   June 30, 2005
                                ----------------  --------------  --------------
Revenue                          $             -   $           -   $          -
                                 ---------------    ------------   -------------

General and administrative expenses            -               -            510
                                 ---------------    ------------   -------------
Net (loss)                       $             -    $          -           (510)
                                 ===============    ============  ==============
                                 ---------------    ------------   -------------
Weighted average number of common
 shares outstanding -
 basic and fully diluted                 510,000        510,000
                                 ===============    ===========

Net income (loss) per share - basic
 and fully diluted               $        (0.00)    $    (0.00)
                                 ===============    ===========

  The accompanying notes are an integral part of these financial statements.

                                    Pavo Royal, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows


Statement of Cash Flows

                                          For Six Months       Dec. 29, 2004
                                               ended          (Inception) to
                                           June 30, 2005       June 30, 2005
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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

General
-------

Pavo Royal, Inc. (the "Company" or "Pavo") was incorporated under the laws of the State of Nevada on December 29, 2004, under the name Pavo Royal, Inc. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Company has been in the developmental stage since inception and has conducted virtually no business operations other than organizational activities and preparation of this registration statement on Form 10SB/12g. The Company has no full-time employees and owns no real estate or personal property.


(a) Results of Operations
-------------------------

As a developmental stage Company, Pavo Royal had no revenues for the six months ending June 30, 2005. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During six months ending June 30, 2005 the Company experienced no losses. The management of the Company has agreed to cover the costs to operate the Company, without receiving reimbursement or accrual of these expenses. Since the Company's inception on December 29, 2004 through June 30, 2005 it has lost $(510). The Company does not have any material commitments for capital expenditures.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2005, no matters were submitted to the Company's security holders.


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

During the quarter ended June 30, 2005, no Current Reports were filed on Form 8-K.

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

                                           PAVO ROYAL, INC.
                                         ---------------------
                                              Registrant


Date: August 10, 2005              By: /s/ Jeffrey Chad Guidry
                                   ------------------------------
                                           Jeffrey Chad Guidry
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Jeffrey Chad Guidry                 August 10, 2005
-------------------------------
        Jeffrey Chad Guidry
        Chief Executive Officer
        Chief Financial Officer