Form 10QSB
period 2005-09-30
Pavo Royal, Inc.
filed 2005-11-14
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

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

                               (702) 334-4008
                    -------------------------------------
                         (Issuer's Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 11, 2005, the registrant's outstanding common stock consisted of 510,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended September 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended September 30, 2005, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

          Report of Independent Registered Public Accounting Firm

Pavo Royal, Inc.
8425 Bay Point Dr.
Las Vegas, Nevada 89128

We have reviewed the accompanying balance sheet of Pavo Royal Inc., (A Developmental Stage Company) as of September 30, 2005, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Pavo Royal Inc., (A Developmental Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

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


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
November 7, 2005



            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7511 Fax: (702)253-7501

                                Pavo Royal, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                   (unaudited)
                                                  September 30,   December 31,
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
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 510,000 shares issued and
     outstanding as of 9/30/05 and 12/31/04,
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

                                  Pavo Royal, Inc.
                           (a Development Stage Company)
                              Statement of Operations



Statement of Operations

                                For Three Months   For Nine Months Dec. 29, 2004
                                    ended             ended       (Inception) to
                                  September 30,     September 30,  September 30,
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

                                  Pavo Royal, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows


Statement of Cash Flows

                                          For Nine Months      Dec. 29, 2004
                                               ended          (Inception) to
                                       September 30, 2005   September 30, 2005
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $430 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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


(a) Results of Operations
-------------------------

As a developmental stage Company, Pavo Royal had no revenues for the nine months ending September 30, 2005. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During nine months ending September 30, 2005 the Company experienced no losses. The management of the Company has agreed to cover the costs to operate the Company, without receiving reimbursement or accrual of these expenses. Since the Company's inception on December 29, 2004 through September 30, 2005 it has lost $(510). The Company does not have any material commitments for capital expenditures.


(b) Plan of Operation
---------------------

The management of Pavo Royal, Inc. desires to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States market. The Registrant has been in the developmental stage since inception and have no operations to date. Other than issuing shares to the Registrant's sole stockholder, the Registrant has not commenced any operational activities.

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

The Registrant'ds audit reflects the fact that the Company has no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Competition
-----------

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2005, no matters were submitted to the Company's security holders.


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

During the quarter ended September 30, 2005, no Current Reports were filed on Form 8-K.

                                  SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PAVO ROYAL, INC.
                                         ---------------------
                                              Registrant


Date:  November 11, 2005           By: /s/ Jeffrey Chad Guidry
       -----------------           ------------------------------
                                           Jeffrey Chad Guidry
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Jeffrey Chad Guidry                 November 11, 2005
-------------------------------             -----------------
        Jeffrey Chad Guidry
        Chief Executive Officer
        Chief Financial Officer