Form 10KSB
period 2005-09-30
My Quote Zone, Inc.
filed 2006-01-13
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission file number:  000-51224

                               My Quote Zone, Inc.
                   ----------------------------------------------
                   (Name of small business issuer in its charter)

                   Nevada                         56-2504276
      --------------------------------      ---------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

                     6130 Elton Avenue, Las Vegas, NV 89107
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 334-4008
                         ---------------------------
                         (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

                                       Name of each exchange on which
Title of each class                    registered
-------------------                    ------------------------------
None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending September 30,
2005):    $0

The issuer's stock is not trading on any stock exchange.

Transitional Small Business Disclosure Format (Check one):

                                             Yes [ ]     No [X]

Number of shares of common stock outstanding as of January 12, 2006: 36,000,000 shares common stock.

Number of shares of preferred stock outstanding as of January 12, 2006:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................10
    Item 3.  Legal Proceedings.............................................10
    Item 4.  Submission of Matters to a Vote of Security Holders...........10

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......11
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....12
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................14
    Item 8a. Controls and Procedures.......................................15


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................16
    Item 10. Executive Compensation........................................18
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................20
    Item 12. Certain Relationships and Related Transactions................21
    Item 13. Exhibits and Reports on Form 8-K..............................22
    Item 14. Principal Accountant Fees and Services........................23


SIGNATURES   ..............................................................24

                           Forward-Looking Statements




This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

My Quote Zone, Inc. ("MQZ") was incorporated under the laws of the State of Nevada on December 29, 2004, under the name Pavo Royal, Inc. My Quote Zone, formerly Cornerstone Data Processing, Inc., (was incorporated in Nevada on December 26, 2003. On September 26, 2005 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name to My Quote Zone, Inc. from Cornerstone Data Processing, Inc.

On December 28, 2005, My Quote Zone, Inc., ("MQZ") a Nevada corporation and Pavo Royal, Inc., ("PAVO") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby MQZ has acquired all the outstanding shares of common stock of PAVO from its sole stockholder in an exchange for $3,600 cash in a transaction where MQZ is the successor corporation. The Merger was approved by the unanimous consent of the Board of Directors of MQZ on December 28, 2005.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, MQZ is the successor issuer to PAVO for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for MQZ to succeed to the registration status of PAVO under the Exchange Act pursuant to Rule 12g-3.
PAVO, a reporting company was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate. MQZ, Inc. directors and officers became the directors and officers of the Surviving Corporation. The sole director and officer of PAVO resigned. Pursuant to the Acquisition Agreement and Plan of Merger the Articles and By-laws of PAVO become the Articles and By-Laws of the Surviving Corporation.

MQZ BUSINESS
------------

MyQuote Zone, Inc. is a technology based marketing firm that specializes in online lead generation. MQZ acquires prospects on behalf of clients nationwide utilizing its proprietary Lead Code software platform. This technology platform allows the Company to acquire, database and deliver lead applications to clients in real-time. MQZ currently services the following industries:

o  Communications
o  Insurance
o  Travel
o  Auto
o  Mortgage

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

My Quote Zone, Inc. is a technology based marketing firm that specializes in online lead generation for businesses who want to prospect new customers.
My Quote Zone lead generation programs creates sales prospects in various categories, such as leads to cell phone customers, the insurance industry, travel industry, auto industry and mortgage industry.

The Company markets its lead generation sales prospects in an auction format to business seeking new sales leads. Management believes that this is an efficient way to derive potential revenue per lead(s) for the Company.

MQZ is a provider of sales leads and databases to businesses seeking to identify new prospects and grow their sales. MQZ compiles and updates consumer
and business databases.   MQZ potential customers include salespeople, small
office/home office, entrepreneurs, small and medium businesses.

Company focus is to serve small business customers, from one-time sales leads products to subscription-based products. The product would include directory products, vertical databases, online sales leads, and custom sales leads and products for sales people and small office home office markets. Sales of subscription-based products require the Company to recognize revenues over the subscription period instead of at the time of sale.

Sales & Marketing Strategy

MQZ marketing strategy is to served customers who have use sales leads and mailing lists. They use databases to find new customers and grow their sales.

The Company plans to market its services utilizing its own data bases.
Future MQZ clients have a sophisticated need for databases, database marketing, and now e-mail marketing. These type of databases are used by multinational companies for market research, prospect development, and other modeling and research applications.

MQZ's information is used by businesses for sales leads, mailing lists, competitive analysis, and management of vendor relationships. Sales people and small business owners are potential prospects for MQZ's databases.
It is MQZ's goal to be the leader in proprietary databases of businesses and consumers in the United States and Europe, and to produce innovative products and services that meet the needs of these businesses for finding new prospects and increasing their sales. The information to be provided by MQZ's databases is integral to the new customer acquisition and retention processes for businesses.

Delivery of information via the Internet is the preferred method by MQZ's potential customers. Management is investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for the Company's database products that are increasingly used by customers for multiple applications.

Competition
-----------

The business and consumer marketing information industry is highly competitive. Management believes that the ability to provide proprietary consumer and business databases along with data processing and database marketing services is a competitive advantage. A number of competitors are active in specific aspects of our business. In the business sales lead products, MQZ faces competition primarily from Dun & Bradstreet, Acxiom, Experian, infoUSA , Equifax and Harte-Hanks Data Technologies, both directly and through reseller networks.


RISK FACTORS
------------

(a)  LIMITED OPERATING HISTORY

The Company has a limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements from its inception through its year end for September 30, 2005. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.


(c)  COMPETITION

MQZ faces intense competition from larger and better-established companies that may prevent MQZ from ever becoming a significant market leader. The market for selling services over the Internet is relatively new, rapidly evolving and competitive. Management expects the competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. MQZ potentially competes with a number of other companies marketing similar services over the Internet. Pressures created by MQZ's competitors could negatively impact its business, results of operations and financial condition.

Some of MQZ's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, MQZ's competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed competitors as use of the Internet and other online services increases. Therefore, some of MQZ's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the MQZ brand. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

MQZ possesses limited resources with which to compete relative to its competitors. In addition, these companies may have more ability to pay for advertising with major search engines and on other third party web sites, obtaining greater exposure to the general public. Many have also established an on-line auction format, which gives them another arena for retail sales. New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling its competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to retail services that compete with MQZ. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.


(d)  POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

The Company currently relies exclusively upon the services and expertise of Eduard Tabara (President) and Mark Theis (Director). In order to implement the aggressive business plan of the Company, management recognizes that additional staff will be required. Eduard Tabara and Mark Theis are the only personnel at the outset. Management has no plans to increase the number of employees until the Company can produce a profit on a consistent basis. No assurances can be given that MQZ will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.


(e) THE COMPANY IS DEPENDENT ON ITS OFFICERS TO DEVELOP AND IMPLEMENT ITS BUSINESS PLAN.

MQZ plans to rely heavily on Eduard Tabara and Mark Theis. Should the Company be deprived of the services of these officers/directors for any reason during this period of expansion, the results would be devastating to the Company and could lead to its dissolution. Management cannot be sure that this business model will be successful. The Company does not currently have an employment agreement with Eduard Tabara and Mark Theis.

(f) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.

If appropriate opportunities present themselves, MQZ would acquire businesses, technologies, or service(s) that the Company believes are strategic and would help it build its operations and/or future customer base.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Further, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(g)   LOW-PRICED STOCKS MAY AFFECT THE RESELL OF THE COMPANY'S SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's future software development, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company's software developmental activities. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

3)  Employees

The Company currently has: one President and one Director, these two individual perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity . The Company from time to time may retain independent consultants in connection with its operations.

(i) The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 6130 Elton Avenue, Las Vegas, NV 89107. This space is provided to the Company by one of its officers at no cost to the Company. The Company does not own any server or broadband access. The server and broadband access to provided to the Company by one of its officers at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, MQZ is not a party to any material legal proceedings, and none are known to be contemplated against Aztec.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 28, 2005, the Company submitted to its majority of security holders to vote on the acquisition of Pavo Royal, Inc. a fully reporting company. The majority of shareholders approved the purchase of Pavo Royal, Inc., for $3,600, in order for MQZ to become a fully reporting company.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of January 12, 2005 was approximately fifty (50).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On December 26, 2003, the Company issued 30,000,000 shares of its $0.001 par value common stock to its sole shareholder for cash.

On May 30, 2005, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

(v)  Stock Splits
-----------------

On September 30, 2005, the Company effected a 6-for-1 forward split of its $0.001 par value common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

MQZ is a provider of sales leads and databases to businesses seeking to identify new prospects and grow their sales. MQZ compiles and updates consumer
and business databases.   MQZ potential customers include salespeople, small
office/home office, entrepreneurs, small and medium businesses.

The Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business.

The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of September 30, 2005, the Company had an accumulated deficit of $(5,000). The Company expects that its operating expenses will increase as it defines its new business strategy.

Thus, the Company will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(ii) Results of Operations
--------------------------

For its fiscal year ending September 30, 2005, the Company did not generated Any revenues. During fiscal year ending September 30, 2005, the Company experienced a net loss of $(3,048) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(1,592) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative. Since inception, the Company has experienced a net loss of $(5,000).

(iii) Liquidity and Capital Resources
-------------------------------------

As of September 30, 2005, the Company's current liabilities exceeded its current assets by $10,000.

The Company has not borrowed any money from affiliated or related entities.

On December 26, 2003 (inception), the Company issued 30,000,000 shares of its $0.001 par value common stock to its sole shareholder for cash.

On May 30, 2005, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2005, the Company effected a 6-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

There have been no other issuances of preferred or common stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4
Statements of Cash Flows                                           F-5
Notes to Financial Statements                                      F-6-9


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
My Quote Zone, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of My Quote Zone, Inc. as of September 30, 2005 and September 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the period from inception on December 26, 2003 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Quote Zone, Inc. as of September 30, 2005 and September 30, 2004 and the results of its operations and its cash flows for the period from inception on December 26, 2003 through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
December 22, 2005


              2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                            MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                                  Balance Sheets
                          (a development stage company)
                                September 30, 2004
                                September 30, 2005



Balance Sheets


                                                  Sept. 30   Sept. 30,
                                                    2005       2004
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $ 10,000   $   3,408
                                                  --------   ---------
Total Assets                                        10,000       3,408
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                     -           -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                     -           -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                     -           -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 30,000,000, 36,000,000
     shares issued and outstanding as of 9/30/2004
     and 9/30/05 respectfully                        6,000       5,000
   Additional paid-in capital                        9,000           -
   Earnings (Deficit) accumulated during
     development stage                              (5,000)     (1,592)
                                                   --------   ---------

                                                    10,000       3,408
                                                  --------   ---------
                                                  $ 10,000   $   3,408
                                                  ========   ==========

     The accompanying notes are an integral part of these statements

                         MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                          Statements of Operations
                       (a development stage company)
    For the period year-end September 30, 2004 and September 30, 2005
   For the period from December 26, 2003 (inception) to September 30, 2005



Statements of Operations


                                              December 24, 2003
                  Year Ending   Year Ending     (Inception) to
                 September 30,  September 30,    September 30,
                     2005           2004            2005
                 -------------  ------------   -----------------
Revenue                     -         4,430    $          4,430
                 -------------  ------------   -----------------

Expenses:
 Organizational
   and startup
   costs                                530                 530
 General and
   administrative
   expenses             3,408         5,492               8,900
                 -------------  ------------   -----------------
  Total expenses        3,408         6,022               9,430
                 -------------  ------------   -----------------

Net income (loss)$     (3,408)  $    (1,592)   $         (5,000)
                 =============  ============   =================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted           36,000,000    30,000,000
                 =============  ============

Net income (loss)
 per share-
 basic and fully
 diluted         $      (0.00)  $     (0.00)
                 =============  ============

     The accompanying notes are an integral part of these statements

                           MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                     Statement of Stockholders' Equity
                       (a development stage company)
             From December 26, 2003 (inception) to September 30, 2005



Statement of Stockholders' Equity


                                                 Income (Deficit)
                                                   Accumulated
             Common Stock   Additional                During        Total
          ------------------ Paid-in   Subscription Development   Stockholders
            Shares   Amount  Capital    Receivable    Stage        Equity
          ---------- ------- ---------- ---------- ------------   ----------
December 2003
  Founders
  Shares  30,000,000 $ 5,000 $       -  $  (2,470) $          -   $   2,530

February 2004
 Cash received
 for sale of
 common stock                               2,470                     2,470

Net (loss),
 year ended
 September 30,
 2004                                                   (1,592)      (1,592)
          ---------- ------- ---------- ---------- ------------   ----------
Balance,
September 30,
2004      30,000,000   5,000         -          -       (1,592)       3,408

May 2005
 504 offering
 issued
 for cash  6,000,000   1,000     9,000          -            -       10,000

September 2005
  Recapitalization
  Per 6-for-1 forward
  Split                         30,000                 (30,000)           -

Net (loss),
 year ended,
 September 30,
 2005                                                   (3,408)      (3,408)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
September 30,
 2005     36,000,000   6,000    39,000          -      (35,000)      10,000
          ========== ======= ========== ========== ============   ==========


      The accompanying notes are an integral part of these statements

                            MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                            Statement of Cash Flows
                         (a development stage company)
    For the period year-end September 30, 2004 and September 30, 2005 from December 26, 2003 (inception) to September 30, 2005


Statement of Cash Flows


                                               December 24, 2003
                   Year Ending   Year Ending    (Inception) to
                  September 30, September 30,    September 30,
                      2005          2004              2005
                  ------------  ------------   -----------------
Cash flows from operating activities:
Net income (loss) $    (3,408)  $    (1,592)   $         (5,000)
Stock issued for
 organizational
 costs                                  530                 530
                  ------------  ------------   -----------------
Net cash provided
 by operating
 activities            (3,408)       (1,062)             (4,470)


Cash flows from financing activities:
 Issuances of
  common stock         10,000         2,000              12,000
 Proceeds from
  subscriptions
  receivable                -         2,470               2,470
                  ------------  ------------   -----------------
Net cash provided
 by financing
 activities                           4,470              14,470
                  ------------  ------------   -----------------

Net increase
 in cash               10,000         3,408              10,000
Cash and equivalents-
 beginning              3,408             -                   -
                  ------------  ------------   -----------------
Cash and equivalents-
 ending                10,000         3,408              10,000
                  ============  ============   =================


Supplemental disclosures:
 Interest paid    $         -   $         -    $              -
                  ============  ============   =================
 Income taxes paid$         -   $         -    $              -
                  ============  ============   =================


The accompanying notes are an integral part of these statements

                          MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005


NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

My Quote Zone, Inc., Inc. (formerly Cornerstone Data Processing, Inc.)(the Company) was incorporated under the laws of the state of Nevada on December 26, 2003.

On September 26, 2005 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name to My Quote Zone, Inc.

The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $10,000 and no debt as of September 30, 2005. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------

The Company has selected September 30 as its year-end.

                          MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow.


NOTE 4.   STOCKHOLDERS'EQUITY

Common Stock
------------
On December 26, 2003 (inception), the Company issued 30,000,000 shares of its $0.001 par value common stock to its sole shareholder for cash.

On May 30, 2005, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2005, the Company effected a 6-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

There have been no other issuances of preferred or common stock.

                          MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005

NOTE 5.   RELATED PARTY TRANSACTIONS

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


NOTE 6.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%



NOTE 7.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.

                          MY QUOTE ZONE, INC., INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005


NOTE 8.   RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No applicable


ITEM 8a. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of My Quote Zone, Inc.

Name              Age                 Position
-------------     ---                 --------------------------
Eduard Tabara     31                  President

Mark Theis        35                  Director

----------------------------------------------------------------


Biography of Mark Theis, Director
---------------------------------

September 2005 to Present - My Quote Zone, Inc - Director

2002 to August 2005 - Independent Programming Consultant

1999 to 2002, 1Hope.com, Inc - CTO

1998 to 1999, MHC, Medical Management Corporation of California - Lead Database/Application Programmer


1997 to 1998, Steri-Oss, Inc - Programmer / Analyst

1995 to 1997, Washington State Department of Social and Health Services Computer Analyst/Programmer II & III

1994 to 1995, Washington State Department of Social and Health Services Computer Information Consultant I

Military
--------

United States Army - 1988 to 1993

Education
---------

Rio Americano High School, Sacramento, CA - Graduated - 1988
South Puget Sound College, Olympia, WA - Attended 1993 to 1995

EDUARD TABARA - President
-------------------------

September 2005 to Present - My Quote Zone, Inc - President

April 2001 to August 2005, Abadon Studio - Senior Cold Fusion Developer

December 1999 to March 2001, Department of Information and Documentation of the State Enterprise "Registru" - Head Engineer

January 1999 to November 1999, National Bank of Moldova - Head Engineer (Department of Protection of Information)

January 1996 to December 1998, The Computer Center of the State University of Moldova - Main Engineer

December 1995 to December 1998, State University of Moldova (Institute "Perspectiva") - Professor of Mathematics and Computer Science

Education
---------

State University of Moldova - Graduate Degree - Faculty of Mathematics and Cybernetics - 1996

State University of Moldova - Post-Graduate Studies - 1996 to 1999 Professor of Mathematics, Computer Science & Theory of Probabilities

Languages
---------

Romanian, English, Russian and Spanish

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
Aztec Oil & Gas, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended September 30, 2005. MQZ intends to pay salaries when cash flow permits.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Eduard Tabara
    President      2005     -0-            -0-           -0-
                   2004     -0-            -0-           -0-

Mark Theis
    Director       2005     -0-            -0-           -0-
                   2004     -0-            -0-           -0-

-------------------------------------------------------------------------------


Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Eduard Tabara
    President      2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-

Mark Theis
    Director       2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-
------------------------------------------------------------------------------

The Company currently does not have employment agreements with its executive officers. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.


Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future. Audit Committee
---------------
The company does not presently have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------
The company has not adopted a Code of Ethics for the Board and the salaried employees.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of September 30, 2005, by each person known by MQZ to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                                     Amount
Title     Name and Address                           of shares      Percent
of        of Beneficial                              held by          of
Class     Owner of Shares            Position        Owner          Class(1)
----------------------------------------------------------------------------
Common     Mark Theis (2)            Director       9,000,000       25%
Common     Eduard Tabara (3)         President        720,000        2%
Common     Metzger Family Trust(4)   Shareholder    5,760,000       16%
---------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (2 persons)                             9,720,000       27%



(1) The percentages listed in the Percent of Class column are based upon 36,000,000 issued and outstanding shares of Common Stock.
(2)  Mark Theis, 6130 Elton Avenue, Las Vegas, NV 89107.
(3)  Eduard Tabara, 6130 Elton Avenue, Las Vegas, NV 89107.
(4)  Metzger Family Trust, 100 Oak Forest Circle, Glendora, VA  91741.

B.  Persons Sharing Ownership of Control of Shares

Mark Theis and the Metzger Family Trust, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Preferred Stock

None issued.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore
& Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certifications of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certifications of Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  SUBSEQUENT REPORTS ON FORM 8-K

The Company filed a Current Report dated December 28, 2005, pursuant to Item
2.01 ("Completion of Acquisition or Disposition"); Item 5.01 ("Changes in Control of Registrant"); Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year");
Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events");
and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits") entitled the acquisition of Pavo Royal, Inc.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 included in the Company's Forms 10-KSB for fiscal 2005 were approximately $2,000.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2005 and 2004, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    My Quote Zone, Inc.
                                ------------------------
                                      Registrant

                                By: /s/ Mark Theis
                                ------------------------
                                 Name:  Mark Theis
                                 Title: Director

Dated:  January 12, 2006
------------------------