Form 10QSB
period 2005-12-31
My Quote Zone, Inc.
filed 2006-02-13
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2005
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 000-51224
---------------------------------------------------------------------------

                             My Quote Zone, Inc.
                  --------------------------------------------
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

                               (702) 334-4008
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 13, 2006, the registrant's outstanding common stock consisted of 36,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3. Controls and Procedures................................  15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2005, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


My Quote Zone
(A Development Stage Company)
6130 Elton Ave
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of My Quote Zone Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of My Quote Zone Inc. (A Development Stage Company).

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


/s/ Moore & Associates
-----------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
February 3, 2006


            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7511 Fax: (702) 253-7501

                             My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                                Balance Sheet

Balance Sheet

                                                     December 31, September 30,
                                                         2005         2005
                                                     ------------ -------------
                                                     (Unaudited)
Assets

Current assets:
   Cash                                              $    1,367   $     10,000
                                                     -----------  -------------
     Total current assets                                 1,367         10,000
                                                     -----------  -------------
                                                     $    1,367   $     10,000
                                                     ===========  =============

Liabilities and Stockholder's Equity

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 36,000,000
     shares issued and outstanding as of 12/31/2005       6,000          6,000
   Additional paid-in capital                             9,000          9,000
   Loan from related party                                1,600              -
   Earnings (Deficit) accumulated during
     development stage                                  (15,233)        (5,000)
                                                     -----------  -------------
                                                          1,367         10,000
                                                     -----------  -------------
                                                     $    1,367   $     10,000
                                                     ===========  =============

  The accompanying notes are an integral part of these financial statements.

                             My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                         (a Development Stage Company)
                            Statements of Operations
      For the three months ended December 31, 2004 and December 31, 2005
            From December 24, 2003 (Inception) to December 31, 2005
                                 (Unaudited)


Statements of Operations

                               For the three months ended
                                       December 31,        December 24, 2003
                               --------------------------    (Inception) to
                                   2005          2004      December 31, 2005
                               ------------  ------------  ------------------

Revenue                        $    15,244   $         -   $          19,674
                               ------------  ------------  ------------------

Expenses:
General and administrative
  expenses                          25,477         1,810              34,907
                               ------------  ------------  ------------------
   Total expenses                   25,477         1,810              34,907
                               ------------  ------------  ------------------

Net income (loss)              $   (10,233)  $    (1,810)  $         (15,233)
                               ============  ============  ==================

Weighted average number of
common shares outstanding -
 basic and fully diluted        36,000,000    30,000,000
                               ============  ============

Net (loss) per share - basic
 & fully diluted               $     (0.00)  $     (0.00)
                               ============  ============

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                         (a Development Stage Company)
                            Statements of Cash Flows
      For the three months ended December 31, 2004 and December 31, 2005
            From December 24, 2003 (Inception) to December 31, 2005
                                 (Unaudited)



Statements of Cash Flows


                               For the three months ended
                                       December 31,        December 24, 2003
                               --------------------------    (Inception) to
                                   2005          2004      December 31, 2005
                               ------------  ------------  ------------------
Cash flows from operating activities:
Net income (loss)              $   (10,233)  $    (1,810)  $         (15,233)
Stock issued for
 organizational
 costs                                                                   530
                               ------------  ------------  ------------------
Net cash (used) provided
 by operating
 activities                        (10,233)       (1,810)            (14,703)


Cash flows from financing activities:
 Issuances of
  common stock                           -             -              12,000
 Proceeds from
  subscriptions
  receivable                             -             -               2,470
 Loan from related party             1,600             -               1,600
                               ------------  ------------  ------------------
Net cash provided
 by financing
 activities                          1,600             -              16,070
                               ------------  ------------  ------------------

Net increase (decrease)
 in cash                            (8,633)       (1,810)              1,367
Cash and equivalents-
 beginning                          10,000         5,218                   -
                               ------------  ------------  ------------------
Cash and equivalents-
 ending                              1,367         3,408               1,367
                               ============  ============  ==================


Supplemental disclosures:
 Interest paid                 $          -  $          -  $                -
                               ============  ============  ==================
Income taxes paid              $          -  $          -  $                -
                               ============  ============  ==================


  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                         (a Development Stage Company)
                                     Notes


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2005 and notes thereto included in the Company's 10-KSB Annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2005, the Company has recognized $19,674 in revenues and has accumulated operating losses of approximately $15,233 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                         (a Development Stage Company)
                                     Notes


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On December 5, 2005 the Company accepted a loan from its Director in the amount of $3,200. The Company repaid $1,600 on December 19, 2005 leaving a principal balance of $1,600 as of December 31, 2005. This loan incurs no interest or fees.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


Note 4 - Acquisition Agreement with Pavo Royal, Inc.

On December 28, 2005, the Company entered into an Acquisition Agreement and Plan of Merger with Pavo Royal, Inc., a Nevada corporation, whereby the Company has acquired all the outstanding shares of common stock of Pavo Royal, Inc. from its sole stockholder in an exchange for $3,600 cash in a transaction where My Quote Zone, Inc. is the successor corporation. The Merger was approved by the unanimous consent of the Board of Directors of My Quote Zone, Inc. on December 28, 2005.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

My Quote Zone, Inc. is a technology based marketing firm that specializes in online lead generation. MQZ acquires prospects on behalf of clients nationwide utilizing its proprietary Lead Code software platform. This technology platform allows the Company to acquire, database and deliver lead prospects to clients in real-time. MQZ currently services the following industries:

o  Communications
o  Insurance
o  Travel
o  Auto
o  Mortgage

My Quote Zone, Inc. specializes in online lead generation. The Company's lead generation programs create sales prospects on behalf of participating lead buyers in various vertical categories. Some of these vertical lead categories include the wireless industry, insurance industry, travel industry, auto industry and mortgage industry.

MQZ markets its sales leads and marketing databases to businesses seeking to identify new prospects and grow their sales. This is accomplished through the compilation, management and marketing of consumer and business databases. MQZ potential lead customers include salespeople, small office/home office, entrepreneurs, small/medium/large businesses.

The Company markets its lead generation programs to businesses in a lead auction format. This format allows businesses to bid on qualified leads as they are created. MQZ then delivers the lead prospect in real time to the winning bidder. The Company believes this is the best way to derive the highest revenue per lead in the marketplace.

The Company has achieved $15,244 in revenues for the first Quarter ending December 31, 2005 with a loss of $10,233 for the same period. As of December 31, 2005, the Company had an accumulated deficit of $(15,233) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is currently exploring various business strategies to enhance its core business. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's two Officers. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

Going Concern - The Company experienced operating losses, since its inception on December 24, 2003 through the period ended December 31, 2005. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes My Quote Zone has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended December 31, 2004, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended December, 2005, the Company generated $15,244 in revenues as compared to no revenues for the same period last year. The company was inactive during the same period last year. During the three months ended December 31, 2005, the Company had a net loss of $(10,233) as compared to a net loss of $(1,810) for the same period last year. The majority of these expenses $25,477, represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. Since the Company's inception, on December 24, 2003, the Company experienced a net lost $(15,233).


Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company builds its business base in the execution of its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

My Quote Zone, Inc. is a technology based marketing firm that specializes in online lead generation. MQZ acquires prospects on behalf of clients nationwide utilizing its proprietary Lead Code software platform. This technology platform allows the Company to acquire, database and deliver lead prospects to clients in real-time.

Management believes the Company can sustain itself for the next twelve months. However, there can be no assurances to that effect. The Company's need for capital may change dramatically if it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources

As of December 31, 2005, the Company's current liabilities exceeded its current assets by $1,367.

On December 24, 2003 (inception), the Company issued 30,000,000 shares of its $0.001 par value common stock for cash.

On May 30, 2005, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2005, the Company effected a 6-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

On December 5, 2005 the Company accepted a loan from its Director in the amount of $3,200. The Company repaid $1,600 on December 19, 2005 leaving a principal balance of $1,600 as of December 31, 2005. This loan incurs no interest or fees.

As of December 31, 2005, the Company has 36,000,000 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended December 31, 2005. No officer or director received stock options or other non-cash compensation since the Company's inception through December 31, 2005. The Company no longer has any employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

The common stock of the Company is not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's common stock at present and there has been no trading market to date.

There is currently no common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.


Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, the shareholders of the Company approved the purchase of Pavo Royal, Inc., a fully reporting Company. On December 28, 2005, My Quote Zone, Inc., acquired all the outstanding shares of common stock of Pavo Royal from its sole stockholder in an exchange for $3,600 cash in a transaction where My Quote Zone is the successor corporation.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certifications of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certifications of Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

The Company filed a Current Report dated December 28, 2005, pursuant to Item
2.01 ("Completion of Acquisition or Disposition"); Item 5.01 ("Changes in Control of Registrant"); Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year");
Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events");
and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Pavo Royal, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    My Quote Zone, Inc.
                                    -------------------
                                       Registrant

                                    By: /s/ Mark Theis
                                    ---------------------
                                     Name:  Mark Theis
                                     Title: Director

Dated:  February 13, 2006
        -----------------