Form 10KSB/A
period 2005-09-30
My Quote Zone, Inc.
filed 2006-05-15
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                Amendment No. 1 to
                                   FORM 10-KSB/A

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

                               (702) 874-3131
                    -------------------------------------
                         (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

Title of each class                    Name of each exchange on which
                                       registered
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

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB/A or any amendments to this Form 10-KSB/A. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending September 30,
2005):    $0

The issuer's stock is not trading on any stock exchange.

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of May 11, 2006: 36,000,000 shares common stock

Number of shares of preferred stock outstanding as of May 11, 2006:  None



                               EXPLANATORY NOTE
                               ----------------

This amendment Number 1 to our Amended Annual Report on Form 10-KSB/A is being filed to amend and restate Item 7 of Part II. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the foregoing item has been amended or restated, in its entirety. The error relates to properly reflecting the value of the outstanding common stock on the balance sheets at par value of $0.001.

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

My Quote Zone, Inc. ("MQZ") was incorporated under the laws of the State of Nevada. My Quote Zone, formerly named Cornerstone Data Processing, Inc., was incorporated in Nevada on December 24, 2003. On September 26, 2005 the
Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Cornerstone Data Processing, Inc. to My Quote Zone, Inc.

On December 28, 2005, My Quote Zone, Inc., ("MQZ") a Nevada corporation and Pavo Royal, Inc., ("PAVO") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby MQZ acquired all the outstanding shares of common stock of PAVO from its sole stockholder in an exchange for $3,600 cash in a transaction where MQZ is the successor corporation. The Merger was approved by the unanimous consent of the Board of Directors of MQZ on December 28, 2005.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, MQZ is the successor issuer to PAVO for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for MQZ to succeed to the registration status of PAVO under the Exchange Act pursuant to Rule 12g-3.
PAVO, a reporting company was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate. MQZ, Inc. directors and officers became the directors and officers of the Surviving Corporation. The sole director and officer of PAVO resigned. Pursuant to the Acquisition Agreement and Plan of Merger the Articles and By-laws of PAVO become the Articles and By-Laws of the Surviving Corporation. Upon the merger of MQZ and Pavo, the outstanding Pavo shares were cancelled.

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

/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
December 22, 2005
Amended May 9, 2006


              2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                               MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                                  Balance Sheets
                          (a development stage company)
                                September 30, 2004
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
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                     -           -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                     -           -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                     -           -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 30,000,000, 36,000,000
     shares issued and outstanding as of 9/30/2004
     and 9/30/05 respectfully                       36,000      30,000
   Additional paid-in capital                      (21,000)    (25,000)
   Earnings (Deficit) accumulated during
     development stage                              (5,000)     (1,592)
                                                   --------   ---------

                                                    10,000       3,408
                                                  --------   ---------
                                                  $ 10,000   $   3,408
                                                  ========   ==========

     The accompanying notes are an integral part of these statements

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                          Statements of Operations
                       (a development stage company)
    For the period year-end September 30, 2004 and September 30, 2005
   For the period from December 26, 2003 (inception) to September 30, 2005


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
                 =============  ============

     The accompanying notes are an integral part of these statements

                              MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                     Statement of Stockholders' Equity
                       (a development stage company)
             From December 26, 2003 (inception) to September 30, 2005

                                                 Income (Deficit)
                                                   Accumulated
             Common Stock   Additional                During        Total
          ------------------ Paid-in   Subscription Development   Stockholders
            Shares   Amount  Capital    Receivable    Stage        Equity
          ---------- ------- ---------- ---------- ------------   ----------
December 2003
  Founders
  Shares  30,000,000 $ 5,000 $       -  $  (2,470) $          -   $   2,530

February 2004
 Cash received
 for sale of
 common stock                               2,470                     2,470

Net (loss),
 year ended
 September 30,
 2004                                                   (1,592)      (1,592)
          ---------- ------- ---------- ---------- ------------   ----------
Balance,
September 30,
2004      30,000,000   5,000         -          -       (1,592)       3,408

May 2005
 504 offering
 issued
 for cash  6,000,000   1,000     9,000          -            -       10,000

September 2005
  Recapitalization
  Per 6-for-1 forward
  Split               30,000   (30,000)                      -            -

Net (loss),
 year ended,
 September 30,
 2005                                                   (3,408)      (3,408)
          ---------- ------- ---------- ---------- ------------   ----------
Balance,
September 30,
 2005     36,000,000  36,000   (21,000)         -       (5,000)      10,000
          ========== ======= ========== ========== ============   ==========

      The accompanying notes are an integral part of these statements

                              MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                            Statement of Cash Flows
                         (a development stage company)
    For the period year-end September 30, 2004 and September 30, 2005 from December 26, 2003 (inception) to September 30, 2005


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
                  ============  ============   =================


The accompanying notes are an integral part of these statements

                            MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005

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

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005


Year-end
--------

The Company has selected September 30 as its year-end.

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

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005

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

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005


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

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 included in the Company's Forms 10-KSB/A for fiscal 2005 were approximately $2,000.

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

Dated:  May 11, 2006
--------------------