Form 10QSB/A
period 2005-12-31
My Quote Zone, Inc.
filed 2006-05-15
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Amendment No. 1 to
                                  Form 10-QSB/A

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

                               (702) 874-3131
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 11, 2006, the registrant's outstanding common stock consisted of 36,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]


                               EXPLANATORY NOTE
                               ----------------

This amendment Number 1 to our Quarterly Report on Form 10-QSB/A is being filed to amend and restate Item 1 of Part I. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the foregoing item has been amended or restated, in its entirety. The error relates to properly reflecting the value of the outstanding common stock on the balance sheets at par value of $0.001.

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


/s/ Moore & Associates
-----------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
February 3, 2006
Amended May 9, 2006


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
                                                     ===========  =============

Liabilities and Stockholder's Equity

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 36,000,000
     shares issued and outstanding as
     of 12/31/2005 and 9/30/2005 respectfully            36,000         36,000
   Additional paid-in capital                           (21,000)       (21,000)
   Loan from related party                                1,600              -
   Earnings (Deficit) accumulated during
     development stage                                  (15,233)        (5,000)
                                                     -----------  -------------
                                                          1,367         10,000
                                                     -----------  -------------
                                                     $    1,367   $     10,000
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

Dated:  May 11, 2006
        ------------