Form 10QSB
period 2006-03-31
My Quote Zone, Inc.
filed 2006-05-15
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2006
---------------------------------------------------------------------------

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------


My Quote Zone
(A Development Stage Company)
6130 Elton Ave
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of My Quote Zone Inc. (A Development Stage Company) as of March 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of My Quote Zone Inc. (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
May 9, 2006



          2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                   (702) 253-7511 Fax: (702)253-7501

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                                 Balance Sheets
                    March 31, 2005 and September 30, 2005

Balance Sheets
                                                   (unaudited)
                                                     March 31,   September 30,
                                                       2006          2005
                                                     ---------   ------------
Assets

Current assets:
   Cash                                              $  6,589    $ 10,000
                                                     ---------   ---------
     Total current assets                               6,589      10,000
                                                     ---------   ---------
                                                     $  6,589    $ 10,000
                                                     =========   =========
Liabilities and Stockholders' Equity

Current liabilities:                                 $  1,600    $      -
                                                     ---------   --------
     Total current liabilities                          1,600           -
                                                     ---------   --------
Stockholders' equity:
  Series A preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series B preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series C preferred stock, $0.001 par value,
    1,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Common stock, $0.001 par value, 70,000,000 shares
    authorized, 36,000,000, 30,000,000 shares issued
    and outstanding as of 3/31/2006 and
    9/30/2005, respectively                            36,000      36,000
  Additional paid-in capital                          (21,000)    (21,000)
  Earnings (Deficit) accumulated during
    development stage                                 (10,011)     (5,000)
                                                     ---------   ---------
                                                        4,989      10,000
                                                     ---------   ---------
                                                     $  6,589    $ 10,000
                                                     =========   =========

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Operations
          For the three months ended March 31, 2005 and March 31, 2006
          For the six months ended March 31, 2005 and March 31, 2006
             From December 24, 2003 (Inception) to March 31, 2006
                                 (Unaudited)



Statements of Operations


                                                                 December 24,
          For the three months ended for the six months ended      2003
                    March 31,                 March 31,          (Inception)
          --------------------------  ------------------------   to March 31,
             2006           2005         2006         2005          2006
          ------------  ------------  -----------  -----------  -------------

Revenue   $    50,242   $         -   $   65,486   $        -   $     69,916
          ------------  ------------  -----------  -----------  -------------
Expenses:
General and
 administrative
 expenses      45,020           387       70,497        2,197         79,927
          ------------  ------------  -----------  -----------  -------------
Total
 expenses      45,020           387       70,497        2,197         79,927
          ------------  ------------  -----------  -----------  -------------
Net income
 (loss)         5,222          (387)  $   (5,011)  $   (2,197)  $    (10,011)
          ============  ============  ===========  ===========  =============

Weighted
average
number of
common shares
outstanding -
basic and
fully
diluted    36,000,000    30,000,000   36,000,000   30,000,000
          ============  ============  ===========  ===========

Net income
(loss) per
share - basic
and fully
diluted   $     0.00    $    (0.00)   $     0.00   $    (0.00)
          ============  ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Cash Flows
          For the three months ended March 31, 2005 and March 31, 2006
          For the six months ended March 31, 2005 and March 31, 2006
             From December 24, 2003 (Inception) to March 31, 2006
                                 (Unaudited)



Statements of Cash Flows


                                                                 December 24,
          For the three months ended  For the six months ended      2003
                    March 31,                 March 31,          (Inception)
          --------------------------  ------------------------   to March 31,
             2006           2005         2006         2005          2006
          ------------  ------------  -----------  -----------  -------------
Cash flows from operating activities:
Net income
 (loss)   $     5,222   $      (387)  $   (5,011)  $   (2,197)  $    (10,011)
Stock issued
 for
 organizational
 costs                                                                   530
          ------------  ------------  -----------  -----------  -------------
Net cash
 (used)
 provided
 by
 operating
 activities     5,222         (387)      (5,011)      (2,197)        (9,481)

Cash flows from financing activities:
 Issuances
 of common
 stock                                         -            -         12,000
Proceeds
 from
 subscriptions
 receivable                                    -            -          2,470
Loan from
 related
 party                                     1,600                       1,600
          ------------  ------------  -----------  -----------  -------------
Net cash
 provided
 by financing
 activities                                1,600            -         16,070
          ------------  ------------  -----------  -----------  -------------

Net increase
 (decrease)
  in cash       5,222          (387)      (5,011)      (2,197)         6,589
Cash and
 equivalents-
 beginning      1,367         3,408       11,600        5,218              -
          ------------  ------------  -----------  -----------  -------------
Cash and
 equivalents-
 ending   $     6,589   $     3,021   $    6,589   $    3,021   $      6,589
          ============  ============  ===========  ===========  =============

Supplemental disclosures:
 Interest
  paid    $         -   $         -   $        -   $        -   $          -
          ============  ============  ===========  ===========  =============
Income
  taxes
  paid    $         -   $         -   $        -   $        -   $          -
          ============  ============  ===========  ===========  =============

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2006, the Company has recognized $69,916 in revenues and has accumulated operating losses of approximately $79,927 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On December 5, 2005 the Company accepted a loan from its Director in the amount of $3,200. The Company has subsequently repaid this loan in full. This loan incurred no interest or fees.

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

The Company has achieved $65,486 in revenues for the six months ending
March 31, 2006 with a net loss of $(5,011) for the same period. As of March 31, 2006, the Company had an accumulated deficit of $(10,011) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, since its inception on December 24, 2003 through the period ended March 31, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes My Quote Zone has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the six month period ended March 31, 2006, the Company generated revenues of $65,486 as compared to no revenues for the same period last year when the Company was inactive.

In its most recent three month operating period ended March 31, 2006, the Company generated $50,242 in revenues as compared to no revenues for the same period last year. The company was inactive during the same period last year. During the three months ended March 31, 2006, the Company had a net income of $5,222 as compared to a net loss of $(387) for the same period last year.
The quarterly expenses of $45,020, represented general and administrative expenses. Since the Company's inception, on December 24, 2003, the Company experienced total revenues of $69,916, a net lost $(10,011).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company builds its business base in the execution of its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

My Quote Zone, Inc. continues to specialize in online lead generation and sales. The Company is actively pursuing new lead acquisition strategies and is actively building its buyer networks. MQZ is also currently upgrading its Lead Code software platform to facilitate additional features and scalability. This technology platform allows the Company to acquire, database and deliver lead prospects to clients in real-time.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company's current assets exceeded its current liabilities by $4,989.

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

On December 5, 2005 the Company accepted a loan from its Director in the amount of $3,200. The Company repaid $1,600 on December 19, 2005 leaving a principal balance of $1,600 as of March 31, 2006. This loan incurs no interest or fees.

As of March 31, 2006, the Company has 36,000,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended March 31, 2006. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2006. The Company has no employment agreements in place with its officers; nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information
------------------

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


Forward-Looking Statements
--------------------------

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


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The majority shareholders of the Company approved the purchase of Pavo Royal, Inc., a fully reporting Company. On December 28, 2005, My Quote Zone, Inc., acquired all the outstanding shares of common stock of Pavo Royal from its sole stockholder in an exchange for $3,600 cash in a transaction where My Quote Zone is the successor corporation. Upon closing of the merger, the outstanding shares of Pavo Royal were cancelled.

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