Form 10QSB
period 2006-06-30
My Quote Zone, Inc.
filed 2006-08-14
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2006
---------------------------------------------------------------------------

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

                                 702-874-3131
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 8, 2006, the registrant's outstanding common stock consisted of 36,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


Report of Independent Registered Public Accounting Firm


My Quote Zone
(A Development Stage Company)
6130 Elton Ave
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of My Quote Zone Inc. (A Development Stage Company). as of June 30, 2006, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of My Quote Zone Inc. (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    August 8, 2006




             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7511 Fax: (702)253-7501

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                                 Balance Sheets
                      September 30, 2005 and June 30, 2006

Balance Sheets
                                                   (unaudited)
                                                     June 30,   September 30,
                                                       2006          2005
                                                     ---------   ------------
Assets

Current assets:
   Cash                                              $  4,875    $ 10,000
                                                     ---------   ---------
     Total current assets                               4,875      10,000
                                                     ---------   ---------
                                                     $  4,875    $ 10,000
                                                     =========   =========
Liabilities and Stockholders' Equity

Current liabilities:                                 $  1,600    $      -
                                                     ---------   --------
     Total current liabilities                          1,600           -
                                                     ---------   --------
Stockholders' equity:
  Series A preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series B preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series C preferred stock, $0.001 par value,
    1,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Common stock, $0.001 par value, 70,000,000 shares
    authorized, 36,000,000, 30,000,000 shares issued
    and outstanding as of 6/30/2006 and
    9/30/2005, respectively                            36,000      36,000
  Additional paid-in capital                          (21,000)    (21,000)
  Earnings (Deficit) accumulated during
    development stage                                 (11,725)     (5,000)
                                                     ---------   ---------
                                                        3,275      10,000
                                                     ---------   ---------
                                                     $  4,875    $ 10,000
                                                     =========   =========

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Operations
          For the three months ended June 30, 2005 and June 30, 2006
          For the nine months ended June 30, 2005 and June 30, 2006
             From December 24, 2003 (Inception) June 30, 2006
                                 (Unaudited)

Statements of Operations

                                                                 December 24,
          For the three months ended For the nine months ended      2003
                    June 30,                  June 30,           (Inception)
          --------------------------  ------------------------   to June 30,
             2006           2005         2006         2005          2006
          ------------  ------------  -----------  -----------  -------------

Revenue   $    38,016   $         -   $  103,502   $        -   $    107,932
          ------------  ------------  -----------  -----------  -------------
Expenses:
General and
 administrative
 expenses      39,730             -      110,227        2,197        119,657
          ------------  ------------  -----------  -----------  -------------
Total
 expenses      39,730             -      110,227        2,197        119,657
          ------------  ------------  -----------  -----------  -------------
Net income
 (loss)        (1,714)            -   $   (6,725)  $   (2,197)  $    (11,725)
          ============  ============  ===========  ===========  =============

Weighted
average
number of
common shares
outstanding -
basic and
fully
diluted    36,000,000    30,000,000   36,000,000   30,000,000
          ============  ============  ===========  ===========

Net income
(loss) per
share - basic
and fully
diluted   $     (0.00)  $      0.00   $    (0.00)  $    (0.00)
          ============  ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                             My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Cash Flows
          For the three months ended June 30, 2005 and June 30, 2006
          For the nine months ended June 30, 2005 and June 30, 2006
             From December 24, 2003 (Inception) to June 30, 2006
                                 (Unaudited)


Statements of Cash Flows


                                                                 December 24,
          For the three months ended  For the nine months ended      2003
                    June 30,                  June 30,           (Inception)
          --------------------------  ------------------------   to June 30,
             2006           2005         2006         2005          2006
          ------------  ------------  -----------  -----------  -------------
Cash flows from operating activities:
Net income
 (loss)   $    (1,714)  $         -   $   (6,725)  $   (2,197)  $    (11,725)
Stock issued
 for
 organizational
 costs                                                                   530
          ------------  ------------  -----------  -----------  -------------
Net cash
 (used)
 provided
 by
 operating
 activities    (1,714)           -        (6,725)      (2,197)       (11,195)

Cash flows from financing activities:
 Issuances
 of common
 stock                                         -            -         12,000
Proceeds
 from
 subscriptions
 receivable                                    -            -          2,470
Loan from
 related
 party                                         -                       1,600
          ------------  ------------  -----------  -----------  -------------
Net cash
 provided
 by financing
 activities                                    -            -         16,070
          ------------  ------------  -----------  -----------  -------------

Net increase
 (decrease)
  in cash      (1,714)            -       (6,725)      (2,197)         4,875
Cash and
 equivalents-
 beginning      6,589         3,021       11,600        5,218              -
          ------------  ------------  -----------  -----------  -------------
Cash and
 equivalents-
 ending   $     4,875   $     3,021   $    4,875   $    3,021   $      4,875
          ============  ============  ===========  ===========  =============

Supplemental disclosures:
 Interest
  paid    $         -   $         -   $        -   $        -   $          -
          ============  ============  ===========  ===========  =============
Income
  taxes
  paid    $         -   $         -   $        -   $        -   $          -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has recognized $107,932 in revenues and has accumulated operating losses of approximately $119,657 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On December 5, 2005 the Company accepted a loan from its Director in the amount of $3,200. The Company repaid $1,600 on December 19, 2005 leaving a principal balance of $1,600 as of June 30, 2006. This loan incurs no interest or fees.

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

My Quote Zone, Inc. is a technology based Internet media and marketing firm that specializes in online lead generation. The services the Company offers include the development of complete advertising campaigns used to market its client's products and/or services online. This is accomplish by creating and hosting customized web pages and/or complete web properties to facilitate consumer transactions.

Website development and prospect acquisition is managed by the Company's proprietary Lead Code software platform. This technology platform allows the Company to acquire, database and deliver prospects to clients in real-time. The platform also generates comprehensive detailed reporting on website activity which allows us to analyze the effectiveness of different campaigns, advertisements and specific promotions. This software tool helps management determine which campaigns are performing at an acceptable level for the Company's clients.

The Company also markets its own product and service offerings utilizing a direct-to-consumer online financial portal. - MyQuoteZone.com

Online Marketing
----------------

MQZ owns and operates a variety of Internet websites. The Company generates traffic to its websites both internally and from third party Internet advertising. The Company's Web properties and marketing activities are designed to generate real-time response based marketing results for our clients. These Web properties generate a variety of transactional results ranging from
(a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) marketable profiled data lists of consumers, (e) targeted response leads, and (f) completed applications for products and services.

The Company utilizes the following online marketing channels to promote its hosted websites.

Email Marketing
---------------

Company websites are promoted through opt-in email marketing. The Company is currently market to multiple consumer and business databases.

Search Marketing
----------------

The Company utilizes search engine marketing to direct consumers to its network of websites: Funds are placed in an open account with each provider and are spent on a Cost-Per-Click auction basis. Google, Yahoo, and Terra Lycos are the primary 3 search engine providers used.

Affiliate Marketing
-------------------

The Company has just completed an affiliate destination where online publishers can promote MQZ exclusive offers and promotions. The new system allows publishers to choose, deploy, and manage campaigns chosen. Publishers are also provided with real-time commission tracking.

MQZ's Business

The Company has achieved $103,502 in revenues for the nine months ending June 30, 2006 with a net loss of $(6,725) for the same period. As of June 30, 2006, the Company had an accumulated deficit of $(11,725) dollars. For the Quarter ending June 30, 2006, the Company achieved $38,016 in revenues with a net loss of $(1,714) for the same period. There are no comparative numbers to the previous year as the Company was inactive in 2005. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, of $(11,725) since its inception on December 24, 2003 through the period ended June 30, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes My Quote Zone has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the nine month period ended June 30, 2006, the Company generate revenues of $103,502 as compared to no revenues for the same period last year when the Company was inactive.

In its most recent three month operating period ended June 30, 2006, the Company generated $38,016 in revenues as compared to no revenues for the same period last year. The company was inactive during the same period last year. During the three months ended June 30, 2006, the Company had a net loss of
$(1,714).   The company was inactive during the same period last year.
The quarterly expenses of $39,730, represented general and administrative expenses. Since the Company's inception, on December 24, 2003, the Company experienced total revenues of $107,932, a net lost $(11,725).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company builds its business base in the execution of its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Management is currently exploring various business strategies to enhance its core business. The analysis of new business opportunities and strategies will be undertaken by or under the supervision of the Company's two Officers.

In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company's expansion in, and dependence on, its online direct marketing efforts, could be hampered by State and/or Federal legislation limiting the Company's ability to contact consumers online. These potential legislative regulations could have an adverse affect on future operations, cash flows, and financial position.

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


Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, the Company's current assets exceeded its current liabilities by $4,989.

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

On December 5, 2005 the Company accepted a loan from its Director in the amount of $3,200. The Company repaid $1,600 on December 19, 2005 leaving a principal balance of $1,600 as of June 30, 2006. This loan incurs no interest or fees.

As of June 30, 2006, the Company has 36,000,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended June 30, 2006. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2006. The Company no longer has any employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

The Company did not repurchase any of its shares during the third quarter of the fiscal year covered by this report.


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

    31.2 Certifications of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certifications of Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

The Company filed a Current Report dated January 9, 2006, pursuant to Item
5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits") entitled Articles of Merger and corporate name change.

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

Dated:  August 11, 2006
        ---------------