Form 10KSB
period 2006-09-30
My Quote Zone, Inc.
filed 2006-12-29
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2006

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

State the issuer's income for its most recent fiscal year (ending September 30, 2005): $160,057.

The issuer's stock is not trading on any stock exchange.

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of December 29, 2006:
36,000,000 shares common stock

Number of shares of preferred stock outstanding as of December 29, 2006:  None

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

My Quote Zone, Inc. ("MQZ") is incorporated under the laws of the State of Nevada. In September, 2005, My Quote Zone, a private entity purchased
Cornerstone Data Processing, Inc., a Nevada corporation.   MQZ's business model
was similar to Cornerstone Data Processing. On September 26, 2005 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Cornerstone Data Processing, Inc. to My Quote Zone, Inc.

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

MQZ BUSINESS
------------

My Quote Zone, Inc. is a technology based Internet media and marketing firm that specializes in online lead generation. The services the Company offers include the development of complete advertising campaigns used to market its client's products and/or services online. This is accomplish by creating and hosting customized web pages and/or complete web properties to facilitate consumer transactions. MQZ currently services the following industries:

o  Communications
o  Insurance
o  Accounting systems
o  Travel
o  Auto
o  Mortgage

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

My Quote Zone, Inc. is a technology based marketing firm that specializes in online lead generation for businesses who want to prospect new customers.
My Quote Zone lead generation programs creates sales prospects in various categories, such as leads to cell phone customers, the insurance industry, travel industry, auto industry and mortgage industry. MQZ provides complete end-to-end marketing solutions for its clients, who seek to increase sales and customer contact through online marketing channels.

The services MQZ offers include the development of complete advertising campaigns used to market its client's products and/or services online. This is accomplished by creating and hosting customized web pages and/or complete web properties to facilitate consumer transactions.

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

(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements from its inception through its year end for September 30, 2006. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it may incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.


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

(g)   LOW-PRICED STOCKS MAY AFFECT THE RESELL OF THE COMPANY'S SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


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

3)  Employees

The Company currently has: one President and one Director, these two individuals perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity . The Company from time to time may retain independent consultants in connection with its operations.

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

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, MQZ is not a party to any material legal proceedings, and none are known to be contemplated against MQZ.

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

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company has applied for listing on the OTC Bulletin Board, and is currently responding to comment letters from the NASD.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of November 30, 2006 was approximately sixty-two (62).

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

(v)  Stock Splits
-----------------

On September 30, 2006, the Company effected a 6-for-1 forward split of its $0.001 par value common stock.

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

The Company's prospects must be considered in light of the risks,uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of September 30, 2006, the Company had an accumulated deficit of $(7,573). The Company expects that its operating expenses will increase as it defines its new business strategy.

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

(ii) Results of Operations
--------------------------

For its fiscal year ending September 30, 2006, the Company generated $160,057 in revenues from its operations versus no revenues for previous year when the Company was inactive. During fiscal year ending September 30, 2006, the Company experienced a net loss of $(2,573) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(3,408) or a loss per share of ($0.00) for the same period last year. Since inception, the Company has experienced a net loss of $(7,573).

(iii) Liquidity and Capital Resources
-------------------------------------

As of September 30, 2006, the Company's current liabilities exceeded its current assets by $7,427.

The Company has not borrowed any money from affiliated or related entities.

On December 26, 2003 (inception), the Company, at that time named Cornerstone Data Processing, Inc. issued 30,000,000 shares of its $0.001 par value common stock to its sole shareholder for cash. On or about September 14, 2005, My Quote Zone, a private company, purchased the original 30,000,000 founder's shares, for $8,000 cash, to take control of the Cornerstone Data Processing, business. The restricted shares were then apportioned on a pro-rata basis to the owners of this private company.

On May 30, 2005, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2006, the Company effected a 6-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

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


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
My Quote Zone, Inc
Las Vegas, Nevada

We have audited the accompanying balance sheets of My Quote Zone, Inc. as of September 30, 2006 and September 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the periods then ended and from inception on December 26, 2003 through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Quote Zone, Inc. as of September 30, 2006 and September 30, 2005 and the results of its operations and its cash flows for the periods then ended and from inception on December 26, 2003 through September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's need to realize additional capital raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moore & Associates Chartered
--------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    December 19, 2006


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                                MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                                  Balance Sheets
                          (a development stage company)
                                September 30, 2005
                                September 30, 2006


Balance Sheets

                                                  Sept. 30   Sept. 30,
                                                    2006       2005
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $ 7,427    $ 10,000
                                                  --------   ---------
Total Assets                                        7,427      10,000
                                                  --------   ---------
                                                  $ 7,427    $ 10,000
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                    -           -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                    -           -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                    -           -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 36,000,000, 36,000,000
     shares issued and outstanding as of 9/30/05
     and 9/30/06 respectfully                      36,000      36,000
   Additional paid-in capital                     (21,000)    (21,000)
   Earnings (Deficit) accumulated during
     development stage                             (7,573)     (5,000)
                                                  --------    --------
                                                    7,427      10,000
                                                  --------    --------
                                                  $ 7,427     $10,000
                                                  ========    ========

     The accompanying notes are an integral part of these statements

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                          Statements of Operations
                       (a development stage company)
    For the period year-end September 30, 2005 and September 30, 2006
   For the period from December 26, 2003 (inception) to September 30, 2006


Statements of Operations

                                              December 24, 2003
                  Year Ending   Year Ending     (Inception) to
                 September 30,  September 30,    September 30,
                     2006           2005            2006
                 -------------  ------------   -----------------
Revenue               160,057             -    $        164,487
                 -------------  ------------   -----------------

Expenses:
 Organizational
   and startup
   costs                    -             -                 530
 General and
   administrative
   expenses           162,630         3,408             171,530
                 -------------  ------------   -----------------
  Total expenses      162,630         3,408             172,060
                 -------------  ------------   -----------------

Net income (loss)$     (2,573)  $    (3,408)   $         (7,573)
                 =============  ============   =================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted            32,314,286    30,391,304
                 =============  ============

Net income (loss)
 per share-
 basic and fully
 diluted         $      (0.00)  $     (0.00)
                 =============  ============


     The accompanying notes are an integral part of these statements

                              MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                     Statement of Stockholders' Equity
                       (a development stage company)
             From December 26, 2003 (inception) to September 30, 2006


Statement of Stockholders' Equity


                                                 Income (Deficit)
                                                   Accumulated
             Common Stock   Additional                During        Total
          ------------------ Paid-in   Subscription Development Stockholders'
            Shares   Amount  Capital    Receivable    Stage        Equity
          ---------- ------- ---------- ---------- ------------   ----------
December 2003
  Founders
  Shares  30,000,000 $ 5,000 $       -  $  (2,470) $          -   $   2,530

February 2004
 Cash received
 for sale of
 common stock                               2,470                     2,470

Net (loss),
 year ended
 September 30,
 2004                                                   (1,592)      (1,592)
          ---------- ------- ---------- ---------- ------------   ----------
Balance,
September 30,
2004      30,000,000   5,000         -          -       (1,592)       3,408

May 2005
 504 offering
 issued
 for cash  6,000,000   1,000     9,000          -            -       10,000

September 2005
  Recapitalization
  Per 6-for-1 forward
  Split               30,000   (30,000)                      -            -

Net (loss),
 year ended,
 September 30,
 2005                                                   (3,408)      (3,408)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
September 30,
 2005     36,000,000  36,000   (21,000)         -       (5,000)      10,000

Net (loss),
 year ended,
 September 30,
 2006                                                   (2,573)      (2,573)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
 September 30,
 2006     36,000,000 $36,000 $ (21,000) $        - $    (7,573)   $   7,427
          ========== ======= ========== ========== ============   ==========



      The accompanying notes are an integral part of these statements

                              MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                            Statement of Cash Flows
                         (a development stage company)
    For the period year-end September 30, 2005 and September 30, 2006 from December 26, 2003 (inception) to September 30, 2006


Statement of Cash Flows

                                               December 24, 2003
                   Year Ending   Year Ending    (Inception) to
                  September 30, September 30,    September 30,
                      2006          2005              2006
                  ------------  ------------   -----------------
Cash flows from operating activities:
Net income (loss) $    (2,573)  $    (3,408)   $         (7,573)
Stock issued for
 organizational
 costs                      -             -                 530
                  ------------  ------------   -----------------
Net cash provided
 by operating
 activities            (2,573)       (3,408)             (7,043)

Cash flows from financing activities:
 Issuances of
  common stock              -        10,000              12,000
 Proceeds from
  subscriptions
  receivable                -             -               2,470
                  ------------  ------------   -----------------
Net cash provided
 by financing
 activities                 -        10,000              14,470
                  ------------  ------------   -----------------

Net increase
 (decrease)
 in cash               (2,573)        6,592               7,427
Cash and equivalents-
 beginning             10,000         3,408                   -
                  ------------  ------------   -----------------
Cash and equivalents-
 ending                 7,427        10,000               7,427
                  ============  ============   =================

Supplemental disclosures:
 Interest paid    $         -   $         -    $              -
                  ============  ============   =================
 Income taxes paid$         -   $         -    $              -
                  ============  ============   =================

The accompanying notes are an integral part of these statements

                            MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006


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

On December 28, 2005, My Quote Zone, Inc. and Pavo Royal, Inc., a Nevada corporation entered into an Acquisition Agreement and Plan of Merger whereby My Quote Zone acquired all the outstanding shares of common stock of PAVO from its sole stockholder in an exchange for $3,600 cash in a transaction where My Quote Zone became the successor corporation. The shares acquired in the Pavo merger were cancelled and on January 9, 2006, the Company filed Articles of Merger with the Nevada Secretary of State, whereby upon the acquisition of Pavo Royal, the Company changed the name of Pavo Royal, Inc. to My Quote Zone, Inc.

The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $7,427 and no debt as of September 30, 2006. The relevant accounting policies are listed below.

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

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006


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

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to execute its business plan thereby supplying the needed cash flow.

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006


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

There are no outstanding or issued options or warrants.


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

                             MY QUOTE ZONE, INC.
                  (Formerly Cornerstone Data Processing, Inc.)
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the"Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of MyQuoteZone, Inc.


Name              Age                 Position
-------------     ---                 --------------------------
Eduard Tabara     32                  President

Mark Theis        36                  Director

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

Biography of Eduard Tabara, President
-------------------------------------

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

State University of Moldova - Post-Graduate Studies - 1996 to 1999 Professor of Mathematics, Computer Science & Theory of Probabilities

Languages
---------

Romanian, English, Russian and Spanish

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
My Quote Zone, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended September 30, 2006. MQZ intends to pay salaries when cash flow permits.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                        Other Annual      Stock
Principal Position  Year    Salary ($)   Bonus ($)   Compensation ($) Awards($)
-------------------------------------------------------------------------------
Eduard Tabara
    President      2006     -0-          -0-         -0-               -0-
                   2005     -0-          -0-         -0-               -0-
                   2004     -0-          -0-         -0-               -0-

Mark Theis
    Director       2006     -0-          -0-         -0-               -0-
                   2005     -0-          -0-         -0-               -0-
                   2004     -0-          -0-         -0-               -0-

-------------------------------------------------------------------------------


Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/  Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Eduard Tabara
    President      2006    -0-           -0-                -0-      -0-
                   2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-


Mark Theis
    Director       2006    -0-           -0-                -0-      -0-
                   2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of September 30, 2006, by each person known by MQZ to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

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



(1) The percentages listed in the Percent of Class column are based upon 36,000,000 issued and outstanding shares of Common Stock.
(2)  Mark Theis, 6130 Elton Avenue, Las Vegas, NV 89107.
(3)  Eduard Tabara, 6130 Elton Avenue, Las Vegas, NV 89107.
(4) Metzger Family Trust, 100 Oak Forest Circle, Glendora, VA 91741. Dr. Charles Metzger and Family, beneficiaries.

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


(b)  REPORTS ON FORM 8-K

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

The Company filed a Current Report dated January 9, 2006, pursuant to Item
5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year") and Item 9.01 ("Exhibits ") entitled name change from Pavo Royal, Inc. to My Quote Zone, Inc.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 included in the Company's Forms 10-KSB for fiscal 2006 were approximately $2,000 and for fiscal 2005 were approximately $2,000.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2006 and 2005 were $0 and $0, respectively.

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

Dated:  December 29, 2006
        -----------------