Form 10KSB/A
period 2006-09-30
My Quote Zone, Inc.
filed 2007-01-08
CIK 1321223

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

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of January 4, 2007:
36,000,000 shares common stock

Number of shares of preferred stock outstanding as of January 4, 2007:  None

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

MQZ BUSINESS
------------

My Quote Zone, Inc. is a technology based Internet media and marketing firm that specializes in online lead generation. The Company develops comprehensive online advertising campaigns on behalf of its clients. This is accomplished by creating and hosting customized web pages and/or complete web properties to facilitate consumer transactions for specific products and/or services. MQZ currently services the following industries:

o  Communications
o  Insurance
o  Accounting
o  Travel
o  Auto
o  Mortgage

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

My Quote Zone, Inc. executes online lead generation programs for businesses who want to prospect new customers. The Company provides end-to-end marketing solutions to its clients, which include advertisers, direct marketers, lead brokers, and agencies, seeking to increase sales and customer contact through online marketing channels.

Website development and prospect acquisition is managed by the Company's proprietary Lead Code software platform. This technology platform allows the Company to acquire, database and deliver prospects to clients in real-time. The platform also generates comprehensive detailed reporting on website activity which allows the Company to analyze the effectiveness of different campaigns, advertisements and promotions. This software tool helps management determine which campaigns are performing at an acceptable level for the Company's clients.

My Quote Zone lead generation programs create sales prospects in various industry categories. Some of these categories include - the wireless industry, the insurance industry, the travel industry, the auto industry and the mortgage industry. Leads are generated on company branded web pages. The Company also markets its product and service offerings utilizing its direct-to-consumer online financial portal. - MyQuoteZone.com

Online Marketing
----------------

MQZ owns and operates a variety of Internet websites. The Company generates traffic to its websites both internally and from third party Internet advertising. The Company's Web properties and marketing activities are designed to generate real-time response based marketing results. These
Web properties generate a variety of transactional results ranging from
(a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) marketable profiled data lists of consumers, (e) targeted response leads, and (f) completed applications for products and services.

The Company utilizes the following online marketing channels to promote its hosted websites.

Email Marketing
---------------

Company websites are promoted through opt-in email marketing. The Company currently markets to multiple consumer and business databases.

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

Syndication
-----------

If management determines that a specific internal lead campaign is performing at acceptable levels; the campaign is syndicated out and offered to other affiliate marketing networks for deployment.




Sales & Marketing Strategy

The MQZ marketing strategy is to serve customers who actively use databases and sales leads to grow revenues. The Company sells its products and services to a network of participating lead buyers and advertisers in various vertical categories. Leads are delivered to business buyers in a lead auction format. This format allows clients to bid on qualified leads as they are created. MQZ then delivers the lead prospect in real time to the winning bidder.

The Company markets its services utilizing its own databases. Future MQZ clients have a sophisticated need for consumer databases, database marketing, and now e-mail marketing. These types of databases are used by multinational companies for market research, prospect development, and other modeling and research applications.

MQZ's information is used by businesses for sales leads, mailing lists, competitive analysis, and management of vendor relationships. Sales people and business owners are potential prospects for MQZ's databases. It is MQZ's goal to be the leader in proprietary consumer and business databases in the United States and Europe, and to produce innovative products and services that meet the needs of these businesses for finding new prospects and increasing sales. MQZ's data is integral to new customer acquisition and retention strategies for businesses.

Delivery of information via the Internet is the preferred method by MQZ's potential customers. Management is investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for the Company's database products that are increasingly used by customers for multiple applications.

Competition
-----------

The business and consumer marketing information industry is highly competitive. Management believes that the ability to provide proprietary consumer and business databases along with data processing and database marketing services is a competitive advantage. A number of competitors are active in specific aspects of our business. In the business sales lead products, MQZ faces competition from companies like Traffix, Dun & Bradstreet, Acxiom, Experian, infoUSA, Equifax and Harte-Hanks Data Technologies, both directly and through reseller networks.


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


(c)  COMPETITION

MQZ faces intense competition from larger and better-established companies that may prevent MQZ from ever becoming a significant market leader. The market for selling data/services over the Internet is relatively new, rapidly evolving and competitive. Management expects the competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can Launch new sites at relatively low costs using commercially available software. MQZ potentially competes with a number of other companies marketing similar services over the Internet. Pressures created by MQZ's competitors could negatively impact its business, results of operations and financial condition.

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

(f) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.

If appropriate opportunities present themselves, MQZ would acquire businesses, technologies, and/or service(s) that the Company believes are strategic and would help it build its operations and/or future customer base.

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

(g)   LOW-PRICED STOCKS MAY AFFECT THE RESELL OF THE COMPANY'S SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).
The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share and will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


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

3)  Employees

The Company currently has: one President and one Director, these two individuals perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 6130 Elton Avenue, Las Vegas, NV 89107. This space is provided to the Company by one of its officers at no cost to the Company. The Company does not own any server or broadband access. The server and broadband access is provided to the Company by one of its officers at no cost to the Company.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of September 30, 2006 was approximately sixty-two (62).

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

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On December 26, 2003, the Company issued 5,000,000 shares of its $0.001 par value common stock to its sole shareholder for cash.

On May 30, 2005, the Company issued 1,000,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.
(v)  Stock Splits
-----------------

On September 30, 2006, the Company effected a 6-for-1 forward split of its $0.001 par value common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

MQZ is a provider of sales leads and databases to businesses seeking to identify new prospects and grow their sales. MQZ actively compiles and updates consumer and business databases. The Company has a wide spectrum of potential customers. These include individual salespeople, small/medium businesses, and Fortune 500 companies.

The Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business.

The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive Internet industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

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

On September 30, 2006, the Company effected a 6-for-1 forward split of its $0.001 par value common stock. All references to common stock above are retroactively restated to reflect the forward split.

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

On September 30, 2005, the Company effected a 6-for-1 forward split of its $0.001 par value common stock. All references to common stock above are retroactively restated to reflect the forward split.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our Company's current limited available cash, no officer or director received compensation during the fiscal year ended September 30, 2006. MQZ intends to pay salaries when cash flow permits.


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

                                                     Amount
Title     Name and Address                           of shares      Percent
of        of Beneficial                              held by          of
Class     Owner of Shares            Position        Owner          Class(1)
----------------------------------------------------------------------------
Common     Mark Theis (2)            Director       9,000,000       25%
Common     Eduard Tabara (3)         President        720,000        2%
Common     Metzger Family Trust(4)   Shareholder    5,760,000       16%
----------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (2 persons)                             9,720,000       27%



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

Dated:  January 4, 2007
        ---------------