Form 10QSB
period 2006-12-31
My Quote Zone, Inc.
filed 2007-02-15
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2006
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 14, 2007, the registrant's outstanding common stock consisted of 36,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Independent Accountant's Review Report................ 4
          Balance Sheet (unaudited)............................. 5
          Statements of Operations (unaudited).................. 6
          Statements of Cash Flows (unaudited).................. 7
          Notes to Financial Statements......................... 8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 10

Item 3. Controls and Procedures................................. 16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................... 17

Item 2.   Changes in Securities and Use of Proceeds............. 17

Item 3.   Defaults upon Senior Securities....................... 17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................. 17

Item 5.   Other Information..................................... 17

Item 6.   Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


My Quote Zone
(A Development Stage Company)
6130 Elton Ave
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of My Quote Zone Inc. (A Development Stage Company). as of December 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of My Quote Zone Inc. (A Development Stage Company).

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has a limited source of revenue and limited operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    February 14, 2007


               2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7511 Fax: (702)253-7501

                             My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                                Balance Sheets
                               December 31, 2005
                               December 31, 2006
                                  (Unaudited)


Balance Sheets

                                                     December 31, December 31,
                                                         2006         2005
                                                     ------------ -------------
                                                     (Unaudited)   (Unaudited)
Assets

Current assets:
   Cash                                              $    2,177   $      1,367
                                                     -----------  -------------
     Total current assets                                 2,177          1,367
                                                     -----------  -------------
                                                     $    2,177   $      1,367
                                                     ===========  =============

Liabilities and Stockholder's Equity

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -              -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 36,000,000, 36,000,000
     shares issued and outstanding as of 12/31/2005
     and 12/31/2006, respectively                        36,000         36,000
   Additional paid-in capital                           (21,000)       (21,000)
   Earnings (Deficit) accumulated during
     development stage                                  (12,823)       (13,633)
                                                     -----------  -------------
                                                          2,177          1,367
                                                     -----------  -------------
                                                     $    2,177   $      1,367
                                                     ===========  =============

  The accompanying notes are an integral part of these financial statements.

                             My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                         (a Development Stage Company)
                            Statements of Operations
      For the three months ended December 31, 2005 and December 31, 2006
            From December 24, 2003 (Inception) to December 31, 2006
                                 (Unaudited)


Statements of Operations

                               For the three months ended
                                       December 31,        December 24, 2003
                               --------------------------    (Inception) to
                                   2006          2005      December 31, 2006
                               ------------  ------------  ------------------

Revenue                        $    62,713   $    15,244   $         227,200
                               ------------  ------------  ------------------

Expenses:
 Organizational and startup
   costs                                 -             -                 530
 General and administrative
   expenses                         67,963        25,477             239,493
                               ------------  ------------  ------------------
   Total expenses                   67,963        25,477             240,023
                               ------------  ------------  ------------------

Net income (loss)              $    (5,250)  $   (10,233)  $         (12,823)
                               ============  ============  ==================

Weighted average number of
common shares outstanding -
 basic and fully diluted        32,605,263    31,038,462
                               ============  ============

Net (loss) per share - basic
 & fully diluted               $     (0.00)  $     (0.00)
                               ============  ============

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                         (a Development Stage Company)
                            Statements of Cash Flows
      For the three months ended December 31, 2005 and December 31, 2006
            From December 24, 2003 (Inception) to December 31, 2006
                                 (Unaudited)



Statements of Cash Flows


                               For the three months ended
                                       December 31,        December 24, 2003
                               --------------------------    (Inception) to
                                   2006          2005      December 31, 2006
                               ------------  ------------  ------------------
Cash flows from operating activities:
Net income (loss)              $    (5,250)  $   (10,233)  $         (12,823)
Stock issued for
 organizational
 costs                                                                   530
                               ------------  ------------  ------------------
Net cash (used) provided
 by operating
 activities                         (5,250)      (10,233)            (12,293)


Cash flows from financing activities:
 Issuances of
  common stock                           -             -              12,000
 Proceeds from
  subscriptions
  receivable                             -             -               2,470
                               ------------  ------------  ------------------
Net cash provided
 by financing
 activities                              -             -              14,470
                               ------------  ------------  ------------------

Net increase (decrease)
 in cash                            (5,250)       (8,633)              2,177
Cash and equivalents-
 beginning                           7,427        10,000                   -
                               ------------  ------------  ------------------
Cash and equivalents-
 ending                              2,177         1,367               2,177
                               ============  ============  ==================


Supplemental disclosures:
 Interest paid                 $          -  $          -  $                -
                               ============  ============  ==================
Income taxes paid              $          -  $          -  $                -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2006 and notes thereto included in the Company's 10-KSB Annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2006, the Company has recognized $227,200 in revenues and has accumulated operating losses of approximately $240,023 since inception. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to continue executing the Company's business plan, thereby supplying the needed cash flow.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


My Quote Zone, Inc. ("MQZ" or "the Company") is a technology based Internet media and marketing firm that specializes in online lead generation. The Company develops comprehensive online advertising campaigns on behalf of its clients. This is accomplished by creating and hosting customized web pages and/or complete web properties to facilitate consumer transactions for specific products and/or services. MQZ currently services the following industries:

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

Website development and prospect acquisition is managed by the Company's proprietary Lead Code software platform. This technology platform allows the Company to acquire, database and deliver prospects to clients in real-time. The platform also generates comprehensive detailed reporting on website activity which allows the Company to analyze the effectiveness of different campaigns, advertisements and promotions. This software tool helps management determine which campaigns are performing at an acceptable level for the Company.

My Quote Zone lead generation programs create sales prospects in various industry categories. Some of these categories include - the wireless industry, the insurance industry, the travel industry, the auto industry and the mortgage industry. Leads are generated on company branded web pages. The Company also markets its product and service offerings utilizing its direct-to-consumer online financial portal. - www.MyQuoteZone.com


Online Marketing
----------------

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


MQZ's Business
--------------

The Company has achieved $62,713 in revenues for the three months ending December 31, 2006 as compared to a net loss of $(5,250) for the same period in 2005. As of December 31, 2006, the Company has an accumulated deficit of $(12,823) since its inception on December 24, 2003 through the period ended December 31, 2006. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is currently exploring various business strategies to build its core business. The analysis of business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's two Officers. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

Going Concern - The Company experienced operating losses, of $(12,823) since its inception on December 24, 2003 through the period ended December 31, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)
Management believes My Quote Zone has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

In its most recent three month operating period ended December 31, 2006, the Company generated $62,713 in revenues as compared to revenues of $15,244 for the same period last year. During the three months ended December 31, 2006, the Company had a net loss of $(5,250), as compared to a net loss of $(10,233) for the same period last year. The quarterly expenses of $67,963 represented general and administrative expenses. Since the Company's inception on December 24, 2003, the Company experienced total revenues of $227,200, and a net loss of $(12,823).


Plan of Operation
-----------------

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

The Company has not demonstrated profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of December 31, 2006, the Company had an accumulated deficit of $(12,823) Dollars) since its inception on December 24, 2003. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Liquidity and Capital Resources
-------------------------------

As of December 31, 2006, the Company's current assets exceeded its current liabilities by $2,177.

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

On May 30, 2005, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 504 Regulation D offering.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of February 14, 2007 was approximately sixty-two (62).


Dividends
---------

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

None.

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

    31.2 Certifications of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certifications of Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the Quarter ending December 31, 2006.


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

Dated:  February 14, 2007
        -----------------