Form 10QSB
period 2007-03-31
My Quote Zone, Inc.
filed 2007-05-16
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007
- ---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
- ---------------------------------------------------------------------------
                     Commission File Number: 000-51224
- ---------------------------------------------------------------------------

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

                                 702-874-3131
                    -------------------------------------
                         (Issuer's Telephone Number)
- --------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 15, 2007, the registrant's outstanding common stock consisted of 36,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


My Quote Zone
(A Development Stage Company)
6130 Elton Ave
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of My Quote Zone Inc. (A Development Stage Company). as of March 31, 2007, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of My Quote Zone Inc. (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    May 4, 2007


          2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7511 Fax: (702)253-7501

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                                 Balance Sheets
                    March 31, 2007 and September 30, 2006

Balance Sheets
                                                   (unaudited)
                                                     March 31,   September 30,
                                                       2007          2006
                                                     ---------   ------------
Assets

Current assets:
   Cash                                              $  4,069    $  7,427
                                                     ---------   ---------
     Total current assets                               4,069       7,427
                                                     ---------   ---------
                                                     $  4,069    $  7,427
                                                     =========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
  Series A preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series B preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series C preferred stock, $0.001 par value,
    1,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Common stock, $0.001 par value, 70,000,000 shares
    authorized, 36,000,000, 36,000,000 shares issued
    and outstanding as of 3/31/2007 and
    9/30/2006, respectively                            36,000      36,000
  Additional paid-in capital                          (21,000)    (21,000)
  Earnings (Deficit) accumulated during
    development stage                                 (10,931)     (7,573)
                                                     ---------   ---------
                                                        4,069       7,427
                                                     ---------   ---------
                                                     $  4,069    $  7,427
                                                     =========   =========

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Operations
          For the three months ended March 31, 2006 and March 31, 2007
          For the six months ended March 31, 2006 and March 31, 2007
             From December 24, 2003 (Inception) to March 31, 2007
                                 (Unaudited)

Statements of Operations

                                                                 December 24,
          For the three months ended For the six months ended       2003
                    March 31,                 March 31,          (Inception)
          --------------------------  ------------------------   to March 31,
             2007           2006         2007         2006          2007
          ------------  ------------  -----------  -----------  -------------

Revenue   $    67,126   $    50,242   $  129,838   $   65,486   $    294,326
          ------------  ------------  -----------  -----------  -------------
Expenses:

Organizational
 and startup
 costs              -             -            -            -            530
General and
 administrative
 expenses      65,234        45,020      133,197       70,497        304,727
          ------------  ------------  -----------  -----------  -------------
Total
 expenses      65,234        45,020      133,197       70,497        305,257
          ------------  ------------  -----------  -----------  -------------
Net income
 (loss)   $     1,892   $     5,222   $   (3,359)  $   (5,011)  $    (10,931)
          ============  ============  ===========  ===========  =============
Weighted average
number of
common shares
outstanding -
basic and fully
diluted    36,000,000    36,000,000   36,000,000   36,000,000
          ============  ============  ===========  ===========

Net income
(loss) per
share - basic
and fully
diluted   $     0.00    $      0.00   $    (0.00)  $    (0.00)
          ============  ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Cash Flows
          For the three months ended March 31, 2006 and March 31, 2007
          For the six months ended March 31, 2006 and March 31, 2007
             From December 24, 2003 (Inception) to March 31, 2007
                                 (Unaudited)

Statements of Cash Flows

                                                                 December 24,
          For the three months ended  For the six months ended      2003
                    March 31,                 March 31,          (Inception)
          --------------------------  ------------------------   to March 31,
             2007           2006         2007         2006          2007
          ------------  ------------  -----------  -----------  -------------
Cash flows from operating activities:
Net income
 (loss)   $     1,892   $     5,222   $   (3,359)  $   (5,011)  $    (10,931)
Stock issued
 for
 organizational
 costs                                                                   530
          ------------  ------------  -----------  -----------  -------------
Net cash
 (used)
 provided
 by
 operating
 activities     1,892         5,222       (3,359)      (5,011)       (10,401)

Cash flows from financing activities:
 Issuances
 of common
 stock                                         -            -         12,000
Proceeds
 from
 subscriptions
 receivable                                    -            -          2,470
          ------------  ------------  -----------  -----------  -------------
Net cash
 provided
 by financing
 activities                                                           14,470
          ------------  ------------  -----------  -----------  -------------

Net increase
 (decrease)
  in cash       1,892         5,222       (3,359)      (5,011)         4,069
Cash and
 equivalents-
 beginning      2,177         1,367        7,428       11,600              -
          ------------  ------------  -----------  -----------  -------------
Cash and
 equivalents-
 ending   $     4,069   $     6,589   $    4,069   $    6,589   $      4,069
          ============  ============  ===========  ===========  =============

Supplemental disclosures:
 Interest
  paid    $         -   $         -   $        -   $        -   $          -
          ============  ============  ===========  ===========  =============
Income
  taxes
  paid    $         -   $         -   $        -   $        -   $          -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has recognized $294,326 in revenues and has accumulated operating losses of approximately $(10,931) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


My Quote Zone, Inc. ("MQOZ" or "the Company") is a technology based Internet media and marketing firm that specializes in online lead generation. The Company develops comprehensive online advertising campaigns on behalf of its clients. This is accomplished by creating and hosting customized web pages and/or complete web properties to facilitate consumer transactions for specific products and/or services. MQOZ currently services the following industries:

o  Communications
o  Insurance
o  Accounting
o  Travel
o  Auto
o  Mortgage


My Quote Zone Business
----------------------

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


Online Marketing
----------------

MQOZ owns and operates a variety of Internet websites. The Company generates traffic to its websites both internally and from third party Internet advertising. The Company's Web properties and marketing activities are designed to generate real-time response based marketing results. These

Web properties generate a variety of transactional results ranging from
(a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) marketable profiled data lists of consumers, (e) targeted response leads, and (f) completed applications for products and services.

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

Affiliate Marketing
-------------------

The Company has just completed an affiliate destination where online publishers can promote MQOZ exclusive offers and promotions. The new system allows publishers to choose, deploy, and manage campaigns chosen. Publishers are also provided with real-time commission tracking.

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

Going Concern - The Company experienced operating losses, of $(10,931) since its inception on December 24, 2003 through the period ended March 31, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)
Management believes My Quote Zone has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

In its most recent three month operating period ended March 31, 2007, the Company generated $67,126 in revenues as compared to revenues of $50,242 for the same period last year. During the six month operating period ended March 31, 2007, the Company generated $129,838 in revenues as compared to revenues of $65,486 for the same period last year. During the three months ended March 31, 2007, the Company generated net income of $1,892, as compared to net income of $5,222 for the same period last year. During the six months ended March 31, 2007, the Company had a net loss of $(3,359), as compared to a net loss of $(5,011) for the same period last year. During the three months ended March 31, 2007, general and administrative expenses were $65,234 as compared to $45,020 for the same period last year. During the six months ended March 31, 2007, general and administrative expenses were $133,197 as compared to $70,497 for the same period last year. The increase in general and administrative expense represented an expansion of the Company's business operations and an increase in the Company's customer base, which generated more revenues for the Company.

Since the Company's inception on December 24, 2003, the Company experienced total revenues of $294,326 and a net loss of $(10,931). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation
-----------------

MQOZ is a provider of sales leads and databases to businesses seeking to identify new prospects and grow their sales. MQOZ actively compiles and updates consumer and business databases. The Company has a wide spectrum of potential customers. These include individual salespeople, small/medium businesses, and Fortune 500 companies.

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

The Company has not demonstrated profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of March 31, 2007, the Company had an accumulated deficit of $(12,823) Dollars) since its inception on December 24, 2003. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, the Company had $4,069 in current assets and no current liabilities.

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


Market Information
------------------

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on April 4, 2007. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of March 31, 2007 was approximately sixty-two (62).


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

    31.2 Certifications of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certifications of Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the Quarter ending March 31, 2007.


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

Dated:  May 15, 2007
        ------------