Form 10QSB
period 2007-06-30
My Quote Zone, Inc.
filed 2007-07-13
CIK 1321223

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2007
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 12, 2007, the registrant's outstanding common stock consisted of 33,879,996 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------


My Quote Zone
(A Development Stage Company)
6130 Elton Ave
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of My Quote Zone Inc. (A Development Stage Company) as of June 30, 2007, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of My Quote Zone Inc.
(A Development Stage Company).

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



/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    July 12, 2007



            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7499 Fax: (702)253-7501

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                                 Balance Sheets
                      September 30, 2006 and June 30, 2007

Balance Sheets
                                                   (unaudited)
                                                     June 30,   September 30,
                                                       2007          2006
                                                     ---------   ------------
Assets

Current assets:
   Cash                                              $  1,716    $  7,427
                                                     ---------   ---------
     Total current assets                               1,716       7,427
                                                     ---------   ---------
                                                     $  1,716    $  7,427
                                                     =========   =========
Liabilities and Stockholders' Equity

Stockholders' equity:
  Series A preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series B preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Series C preferred stock, $0.001 par value,
    1,000,000 shares authorized, no shares issued
    or outstanding                                          -           -
  Common stock, $0.001 par value, 70,000,000 shares
    authorized, 36,000,000, 30,000,000 shares issued
    and outstanding as of 6/30/2007 and
    9/30/2006, respectively                            36,000      36,000
  Additional paid-in capital                          (21,000)    (21,000)
  Earnings (Deficit) accumulated during
    development stage                                 (13,284)     (7,573)
                                                     ---------   ---------
                                                        1,716       7,427
                                                     ---------   ---------
                                                     $  1,716    $  7,427
                                                     =========   =========

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Operations
          For the three months ended June 30, 2006 and June 30, 2007
          For the nine months ended June 30, 2006 and June 30, 2007
             From December 24, 2003 (Inception) June 30, 2007
                                 (Unaudited)

Statements of Operations

                                                                 December 24,
          For the three months ended For the nine months ended      2003
                    June 30,                  June 30,           (Inception)
          --------------------------  ------------------------   to June 30,
             2007           2006         2007         2006          2007
          ------------  ------------  -----------  -----------  -------------

Revenue   $    52,800   $    38,016   $  182,638   $  103,502   $    347,126
          ------------  ------------  -----------  -----------  -------------
Expenses:
Organizational
 and startup
 costs              -             -            -            -            530
General and
 administrative
 expenses      55,153        39,730      188,350      110,227        359,880
          ------------  ------------  -----------  -----------  -------------
Total
 expenses      55,153        39,730      188,350      110,227        360,410
          ------------  ------------  -----------  -----------  -------------
Net income
 (loss)        (2,353)       (1,714)  $   (5,712)  $   (6,725)  $    (13,284)
          ============  ============  ===========  ===========  =============

Weighted
average
number of
common shares
outstanding -
basic and
fully
diluted    36,000,000    36,000,000   36,000,000   36,000,000
          ============  ============  ===========  ===========

Net income
(loss) per
share - basic
and fully
diluted   $     (0.00)  $     (0.00)  $    (0.00)  $    (0.00)
          ============  ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                              My Quote Zone, Inc.
                    (Formerly Cornerstone Data Processing)
                        (a Development Stage Company)
                           Statements of Cash Flows
          For the three months ended June 30, 2006 and June 30, 2007
          For the nine months ended June 30, 2006 and June 30, 2007
             From December 24, 2003 (Inception) June 30, 2007
                                 (Unaudited)

Statements of Cash Flows

                                                       December 24,
                 For the three       For the nine          2003
                 months ended        months ended      (Inception)
                   June 30,            June 30,        to June 30,
                    2007                2007               2007
                 ------------        ------------      -------------
Cash flows from operating activities:
Net income
 (loss)          $    (2,353)        $    (5,712)      $    (13,284)
Stock issued
 for
 organizational
 costs                                                          530
                 ------------        ------------      -------------
Net cash
 (used)
 provided
 by
 operating
 activities           (2,353)             (5,712)           (12,754)

Cash flows from financing activities:
 Issuances
 of common
 stock                                                       12,000
Proceeds
 from
 subscriptions
 receivable                                                   2,470
                 ------------        ------------      -------------
Net cash
 provided
 by financing
 activities                -                   -             14,470
                 ------------        ------------      -------------

Net increase
 (decrease)
  in cash             (2,353)             (5,712)             1,716
Cash and
 equivalents-
 beginning             4,069               7,427                  -
                 ------------        ------------      -------------
Cash and
 equivalents-
 ending          $     1,716          $    1,716       $      1,716
                 ============        ============      =============

Supplemental disclosures:
 Interest
  paid           $         -         $         -       $          -
                 ============        ============      =============
Income
  taxes
  paid           $         -         $         -       $          -
                 ============        ============      =============

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2007, the Company has recognized $347,126 in revenues and has accumulated operating losses of approximately $(13,284) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Note 4 - Subsequent Event

On July 11, 2007, the Company cancelled 2,120,004 common shares with its stock transfer agent. These shares will be returned to the corporate treasury. These shares were originally issued to shareholders in exchange for services and use of a software platform that the shareholders have taken back from the Company.

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

My Quote Zone lead generation programs create sales prospects in various industry categories. Some of these categories include - the wireless industry, the insurance industry, the travel industry, the auto industry and the mortgage industry. Leads are generated on company branded web pages. The Company also markets its product and service offerings utilizing its direct-to-consumer online financial portal. - www.MyQuoteZone.com

Recent Event
------------

The Company issued a total of 2,120,004 shares of common stock to nine shareholders on March 9, 2006, in consideration of their services and use of their software platforms to the Registrant.

Subsequent to the issuance of these shares, the Company reached a mutually agreeable understanding with these shareholders to return all of their 2,120,004 shares of common stock to the Company, and the Company has ceased using the software platforms and services of these shareholders.

With the loss these software platforms, management expects the Company's operations will be impaired. These software platforms were responsible for enabling the Company to conduct its business operations. Unless the Company can replace these software platforms, management will be unable to conduct its regular business operations and expects to lose business. Management is seeking replacement software platforms, and is seeking other business opportunities.

Therefore, management is currently assessing various business strategies. The analysis of new businesses opportunities and strategies will be undertaken by or under the supervision of Mark Theis, the Company's Director. In analyzing prospective businesses opportunities, Mr. Theis will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying business opportunities, the time required for the Company to complete its analysis of such business opportunities, the time required to prepare appropriate documentation and other circumstances.

Management anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

Going Concern - The Company experienced operating losses, of $(13,284) since its inception on December 24, 2003 through the period ended June 30, 2007.
The financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)
Management believes My Quote Zone has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

In its most recent three month operating period ended June 30, 2007, the Company generated $52,800 in revenues as compared to revenues of $38,016 for the same period last year. During the nine month operating period ended March 31, 2007, the Company generated $182,638 in revenues as compared to revenues of $103,502 for the same period last year. During the three months ended June 30, 2007, the Company experienced a net loss of $(2,353), as compared to net loss of $(1,714) for the same period last year. During the nine months ended June 30, 2007, the Company had a net loss of $(5,712), as compared to a net loss of $(6,725) for the same period last year. During the three months ended June 30, 2007, general and administrative expenses were $55,153 as compared to $39,730 for the same period last year. During the nine months ended June 30, 2007, general and administrative expenses were $188,350 as compared to $110,227 for the same period last year. The increase in general and administrative expense represented an expansion of the Company's business operations and an increase in the Company's customer base, which generated more revenues for the Company.

Since the Company's inception on December 24, 2003, the Company experienced total revenues of $347,126 and a net loss of $(13,284). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.



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

The Company has not demonstrated profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of June 30, 2007, the Company had an accumulated deficit of $(13,284) Dollars) since its inception on December 24, 2003. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2007, the Company had $1,716 in current assets and no current liabilities.

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

On July 11, 2007, the Company cancelled 2,120,004 shares of common stock from nine shareholders. The shares were returned to the corporate treasury.

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


Market Information
------------------

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on April 4, 2007. There has been limited trading to date in the Company's common stock, and there are no assurances that any trading market will develop. The Company's stock symbol is MQOZ.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the quarter year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of July 12, 2007 was approximately fifty-three (53).


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

ITEM 2.  Changes in Securities and Use of Proceeds

On July 11, 2007, the Registrant cancelled 2,120,004 of its outstanding common shares.

These shares were originally issued to nine shareholders on March 9, 2006, in consideration of their services and use of their software platforms to the Registrant.

Subsequent to the issuance of these shares, the Company reached a mutually agreeable understanding with the these shareholders to return all of their 2,120,004 shares of common stock to the Company, and the Company has ceased using the software platforms and services of these shareholders.



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

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the Quarter ending
June 30, 2007.

Subsequent Report on Form 8-K
-----------------------------

The Company filed a Current Report on July 12, 2007, pursuant to Item 1.02 ("Termination of a Material Definitive Agreement") and Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers").


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    My Quote Zone, Inc.
                                    -------------------
                                       Registrant

                                    By: /s/ Mark Theis
                                    ---------------------
                                     Name:  Mark Theis
                                     Title: Director
                                            Acting President

Dated:  July 12, 2007
        -------------