Form 10KSB
period 2007-09-30
China 9D Construction Group
filed 2008-01-10
CIK 1321223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                        Commission file number: 000-51224

                           China 9D Construction Group
                 (Name of small business issuer in its charter)

              Nevada                                      56-2504276
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Unit - 4F Jia De Plaza, No. 118 Qing Chun Road, Hangzhou City
                 Zhejiang Province, P.R. China                          310000
-------------------------------------------------------------         ----------
           (Address of principal executive offices)                   (Zip code)

        Issuer's telephone number, including area code: 86 571 8722 0222

           My Quote Zone, Inc., 6130 Elton Avenue, Las Vegas, NV 89107
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X| (Not applicable)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|.

      The issuer's revenues for the nine-months ended September 30, 2007 were $50,835,581.

      As of January 4, 2008, the aggregate market value of the issuer's common equity held by non-affiliates was $112,260,258, calculated using the closing price of $2.00 per share for its common stock at December 10, 2007, the date of the last trade reported on the OTC Bulletin Board. As of January 4, 2008, 80,010,125 shares of the issuer's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

             Cautionary Notice Regarding Forward Looking Statements

      China 9D Construction Group (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business.

Business Development

      We were incorporated as a Nevada corporation in December 29, 2004 under the name of Pavo Royal, Inc., and as part of a recent merger transaction, changed our name to China 9D Construction Group. On October 9, 2007, we filed a Certificate of Amendment with the Nevada Secretary of State changing our name from My Quote Zone, Inc. to China 9D Construction Group.

      We are the parent corporation of China 9D Decoration Group Limited ("CDG Limited"), the surviving entity in that merger transaction completed August 10, 2007 among us, a wholly-owned subsidiary of ours, MQOZ Merger Sub, Inc., and each of CDG Limited and its shareholders (the "Merger Transaction"). As a result of the merger, CDG Limited was treated as the "acquiring" company and the historical financial statements of our company were restated to be those consolidated financial statements of CDG Limited and its wholly-owned operating company subsidiary, Zhejiang 9D Decoration Company Limited (the "Operating Subsidiary"), for financial accounting and reporting purposes.

      Under the Merger Transaction, in exchange for surrendering their shares in CDG Limited, the stockholders of CDG Limited received pro ratably an aggregate of 35,796,796 newly-issued shares of our common stock and an aggregate sum of $15,500,000, in the form of promissory notes payable on or before the first year anniversary of the merger. Following its merger with MQOZ Merger Sub, Inc, CDG Limited as the surviving entity became a wholly-owned subsidiary of ours and, in turn, we became the indirect owner of the Operating Subsidiary.

      The Merger Transaction was previously disclosed by us in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 13, 2007, which disclosure included the historical financial statements of the Operating Subsidiary for its past two fiscal years ended December 31, 2006 and 2005 and the three months ended March 31, 2007, as well as pro forma financial information reflecting the Merger Transaction, as if completed as of March 31, 2007.

      Prior to the Merger Transaction, we had acquired all the outstanding shares of common stock of Pavo Royal, Inc., a publicly-traded company, under an Acquisition Agreement and Plan of Merger dated December 28, 2005, whereby we were the successor corporation. From December 28, 2005 until the completion of the Merger Transaction, we were involved in technology-based Internet media and marketing, specializing in online lead generation.

      Since the Merger Transaction, our business activities have focused on interior design, refurnishing and decorating residential and commercial buildings.

Our Business Operations

      Our Operating Subsidiary, Zhejiang 9D Decoration Company Limited, is an architectural, interior design, decoration and furnishing company focusing on residential, mansion, hotel, commercial, and law firm buildings in China. . Its primary business targets are high profit margin architectural, interior design and construction located in China. Its primary products and services include interior design, refurnishing and decorating wooden accessories.

      Our Operating Subsidiary is one of the largest in Zhejiang in terms of revenue and size, and is believed by us to be a leading indoor interior decoration company in the China market. It is qualified in first-grade home decor and second-grade architectural decor. Since its establishment, our Operating Subsidiary has been honored with several awards, including the Golden Prize of Best Residential House Design by the Chinese Ministry of Construction, National Best Residential Decor Prize, National Indoor Interior Design Silver Prize, as well as more than twenty awards from different provinces and cities. In September 2000, our Operating Subsidiary was approved from ISO 9001, a global quality control standard. Our Operating Subsidiary has also developed a standardized residential decoration budget quotation software system called "Golden Eye." This tool optimizes budgeting and quotation process. Golden Eye's data base enables our company to calculate price mark to market consistently, providing our customers transparent and standardized cost quotations when making decisions.

      Our mid- to long-term business strategies include:

            o     Maintaining our position as a market leader in Zhejiang;

            o Expanding our core business activities into select target cities outside of the Zhejiang market;

            o     Increasing our brand awareness in markets outside Zhejiang;

            o Continuing to improve upon existing product design and quality; and

            o Obtaining financing to fund our expansion and increase working capital

      Our Operating Subsidiary purchases substantially all of its materials from Ding Wang Distribution Center, a company owned by the brother of Guo-Hong Zhou and Guo-Tuan Zhou, two of our major stockholders holding in the aggregate 10,495,620 shares or approximately 12.1% of our common stock outstanding at January 4, 2007. For the nine-month period ended September 30, 2007 and the years ended December 31, 2006 and 2005, we purchased $30,503,612, $11,214,555 and $8,836,661, respectively, from Ding Wang Distribution Center.

      The five largest customers based on the sales revenue were Shaoxing Bridge Hotel, Hail Liang Hotel, Wenxi Hotel and two other individual client projects, aggregating $7,914,115 in sales revenue for the nine-month period ended September 30, 2007.

      Our five largest competitors in China are Shanghai Construction and Decoration Group Limited, Beijing Dong Yi Ri Sheng Decoration Company Limited, Suzhou Jin Tang Lang Decoration Company Limited, Ningbo Ding Tian Decoration Company Limited, and San You Shi Chuang Decoration Project Company Limited.

Regulatory Environment

      Our Operating Subsidiary is subject to various industry related and environmental regulations, including:

            o     the Construction Laws of the People's Republic of China;
            o the Tendering and Billing Law of the People's Republic of China;
            o     the Fire Control Law of the People's Republic of China;
            o varied agency regulations concerning Quality Management of Construction Projects; and
            o     the Code for Construction Quality Acceptance of Building
                  Decoration

Employees

      Other than Zheng Ying, our Chief Executive Officer, Yanbin Wang, our Chief Financial Officer, and Zhongzhi Yu, our Company's Secretary, which individuals constitute our existing management team, we do not currently have any other executive employees at the parent level of our Company.

      However, our Operating Subsidiary has support teams from different fields, including designers and construction workers. Of our approximately 3,000 current employees, approximately 556 are full-time employees and approximately 2,494 are part-time employees.

Risk Factors

      Our business operations, including the business activities of our Operating Subsidiary, are subject to various risks and uncertainties, including the following:

                    Risks Relating to Doing Business in China

Competition within the Industry could adversely affect our operational margins; Need for working capital.

      As the Chinese economy continues its exponential growth, average household income and the standard of living will continue to dramatically increase. With the improvement in the general economy, the interior design industry has enjoyed steady growth as well. Many new interior design companies have been founded and brought into the market causing a glut of competition. These smaller companies, due to lower operating expenses and a more flexible sales network, have an advantage over their larger competitors. This price competition has a negative impact on our market share, retail pricing and net income.

      Due to the development of China's industry service sector, more and more home owners now require a shorter construction period for their projects. Shorter periods and an increase in the number of projects require large working capital and high liquidity of cash flows. This presents a problem should liquidity and capital resources dry up. There is no assurance that sufficient financing, in the form of equity, debt or some combination thereof, will be available to us to the extent required, on terms acceptable to it, or at all; it being acknowledged that any inability by us to maintain adequate working capital levels could have a material adverse effect on the business and our prospects.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

      The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

      Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China.

      As a developing nation, China's economy is more volatile than that of developed The Registrant stern industrial economies. It differs significantly from that of the U.S. or a The Registrant stern European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the

Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations. If the economy or real estate market were to slow down due to political, economic or other reasons, company operations and revenue would be adversely impacted.

The Chinese legal and judicial system may negatively impact foreign investors.

      In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

      The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

      The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

      -     we will be able to capitalize on economic reforms;
      - the Chinese government will continue its pursuit of economic reform policies;
      -     the economic policies, even if pursued, will be successful;
      - economic policies will not be significantly altered from time to time; and
      - business operations in China will not become subject to the risk of nationalization.

      Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

      To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions

                    Risks Related to our Company Organization

Our existing stockholders control a substantial interest in it and thus may influence certain actions requiring stockholder vote.

      Following the Merger Transaction, Max Time Enterprise Limited, one of our principal stockholders, owns approximately 34.3% (70.5% immediately prior to Merger Transaction) of our outstanding shares of common stock, which could permit it to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions.

We will continue to incur significant increased costs as a result of operating as a public company, and management will be required to devote substantial time to new compliance requirements.

      As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

                        Risks Related to our Common Stock

There is a limited public market for our shares of common stock and market price may be affected by low volume float.

      There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

      Because our common stock is very thinly traded, substantial sales of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock. Such sales or the perception of such sales could also impair our ability to raise capital or make acquisitions through the issuance of our common stock.

Our common stock may be deemed penny stock with a limited trading market.

      Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not anticipate paying any dividends on our common stock; because of this our securities could face devaluation in the market.

      It is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. Lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in us.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our Company's common stock

      We may in the future issue our previously authorized and unissued securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 500,000,000 shares of common stock and such classes thereof having designations, preferences and rights as may be determined by our Board of Directors. As of January 4, 2008, we have issued 80,010,125 shares of our common stock. Issuance of additional shares of our common stock or securities exercisable or convertible into shares of our common stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock or other securities or rights may create downward pressure on the trading price of our common stock that in turn may require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our common stock and/or securities exercisable or convertible into such shares in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing holders.

Nevada law affecting change of control could adversely affect the price of our common stock.

      Provisions under Nevada law could delay or prevent a change in control of our Company, which could adversely affect the price of our common stock. While we do not believe that we currently have any provisions in our organizational documents that could prevent or delay a change in control of our Company (such as provisions calling for a staggered Board of Directors, or the issuance of stock with super-majority voting rights), the existence of some provisions under Nevada law could delay or prevent a change in control of our Company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Item 2. Description of Property.

      The headquarters for our company and its Operating Subsidiary is at 4F Jia De Plaza, No. 118 Qing Chun Road, Hangzhou City, Zhejiang Province, P.R. China. The headquarter covers approximately 500 square meters of building space and is owned by us.

      In addition to our headquarters, we lease building space through our Operating Subsidiary in twenty-seven (27) branch locations located in Jiangshu, Anhui, Hubei, Sandong, Jingzi, Fujian and Shanghai. Our current leases vary in length of term from 1 year (six current leases) to 5 years (four current leases), with twelve of our current leases having a 3 year term. Aggregate rent paid in the nine months ended 2007 equaled approximately $327,937 for all twenty-seven leases. Aggregate rent payable through the expiration of our current leases equals approximately $502,556, $298,599 and $189,441 in each of years ending September 30, 2008, 2009 and 2010, respectively.

Item 3. Legal Proceedings.

      There are no material litigation proceedings currently pending.

Item 4. Submission of Matters to a Vote of Security Holders.

      As previously reported by us in our definitive Information Statement on
Schedule 14C filed with the Securities and Exchange Commission on September 11, 2007, stockholders holding an aggregate of 37,418,343 our shares, representing 53.7% percent of the 69,676,792 shares of our common stock issued and outstanding as of August 31, 2007, consented in writing to our (i) amending our Articles of Incorporation to change the name of our Company from My Quote Zone, Inc. to China 9D Construction Group, to increase the authorized number of shares of our common stock from 70,000,000 shares to 500,000,000 shares, (ii) changing the fiscal year end of our Company from September 30th to December 31st and
(iii) electing new members to our board of directors.

      No other matters were submitted to the vote or consent of the holders of the outstanding shares of our common stock during the quarter ended September 30, 2007.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Market Information.

      Our common stock is traded on the OTC Bulletin Board under the symbol "CNAG." Prior to November 1, 2007, our symbol was "MQOZ" based upon our former corporate name of My Quote Zone, Inc. As of December 10, 2007, the date of the last trade reported on the OTC Bulletin Board, the closing price for our common stock was $2.00 per share. There is currently no trading volume.

      Holders of Securities.

      As of January 4, 2008, there were approximately 26 holders of record of our common stock.

      Our common stock is covered by a SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      No equity securities of our Company were purchased by us or any "affiliated purchaser" of ours during the nine months ended September 30, 2007 and the fiscal year ended September 30, 2006.

      Dividends.

      Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any declaration or future payment of dividends on our common stock will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

Item 6. Management's Discussion and Analysis or Plan of Operations.

      On August 10, 2007, we acquired CDG Limited as part of the Merger Transaction. The following discussion and analysis summarizes the significant factors affecting the results of operations of our newly acquired subsidiary CDG Limited and its Chinese operating company, the Operating Subsidiary, for the nine months ended September 30, 2007 as compared to the fiscal year ended December 31, 2006. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere with this report.

Plan of Operations


      China 9D's wholly-owned subsidiary, China 9D Decoration Group Limited ("CDG Limited"), was the surviving entity in a merger transaction completed August 10, 2007 involving China 9D, CDG Limited and its stockholders, and another wholly-owned subsidiary, MQOZ Merger Sub, Inc. (the "Merger Transaction"). Under the Merger Transaction, in exchange for surrendering their shares in CDG Limited, the stockholders of CDG Limited received 35,796,796 newly-issued shares of China 9D's common stock and $15,500,000 in the form of promissory notes payable on or before the first year anniversary of the merger. For financial reporting purposes, the Merger Transaction has been treated as a reverse acquisition capital transaction, with CDG Limited deemed to be the accounting acquirer. Accordingly, the transaction has been reflected in the accompanying consolidated financial statements as a recapitalization, and the financial information presented is that of CDG Limited and its wholly-owned operating company subsidiary, Zhejiang 9D Decoration Company Limited (the "Operating Subsidiary").

      We are a leading architectural and interior design and decoration and furnishing company focusing on residential, mansion, hotel, commercial and law firm buildings. In order to increase sales and our market share as well as promote our brand awareness and recognition, we expanded into the commercial market during 2007. We have our corporate offices in Hangzhou, Zhe Jiang and operate approximately 26 branches in Jiangsu, Anhui, Hunan, Hubei, San Dong, Jingzi, Fujian and Shanghai.

      Our Operating Subsidiary's short to mid-term strategic plans are to focus on market expansion in the Chinese domestic commercial market while maintaining our status in the residential market. The long-term strategic goal is to focus on market expansion in the international market.

Results of Operations

      In accordance with Regulation S-X 210.3-06(b) we are presenting the audited consolidated statement of operations for the nine months ended September 30, 2007 along with the audited consolidated statement of operations for the year ended December 31, 2006. The following table presents certain information derived from such statements:

                                                    2007                2006
                                                ------------       ------------
Sales                                           $ 50,835,581       $ 30,639,311
Cost of sales                                     40,368,278         19,271,124
Business taxes and surcharges                      1,709,057          1,020,762
                                                ------------       ------------
Total cost of sales                               42,077,335         20,291,886
                                                ------------       ------------
Gross profit                                       8,758,246         10,347,425

                                                    2007                2006
                                                ------------       ------------
General and administrative expenses               (3,929,793)        (3,094,056)
                                                ------------       ------------
Income from operations                             4,828,453          7,253,369
                                                ------------       ------------
Interest income                                       84,431             58,419
Interest expense                                    (160,521)                --
Non-operating expense                               (108,222)              (132)
                                                ------------       ------------
Total other income (expense) net                    (184,312)            58,287
                                                ------------       ------------
Income before income taxes                         4,644,141          7,311,656
Income tax expense                                 1,622,063          2,489,318
                                                ------------       ------------
Net Income                                      $  3,022,078       $  4,822,338
                                                ============       ============

Sales

      Sales were $50,835,581 for the nine months ended September 30, 2007. This is in comparison to sales of $30,639,311 for the year ended December 31, 2007. During 2007, we expanded our business into projects for commercial customers. As such, our revenues have increased and we are reporting higher revenues for the nine months ended September 30, 2007 than we experienced for the year ended December 31, 2006.

Cost of Sales

      For the nine months ended September 30, 2007, cost of sales consisted of $40,368,278 of costs related primarily to materials and labor, as well as $1,709,057 of business taxes and surcharges for a total of $42,077,335, or approximately 83% of sales. For the year ended December 31, 2006, there were materials and labor costs of $19,271,124 as well as $1,020,762 of business taxes and surcharges for a total of $20,291,886, or approximately 66% of sales. The increase of approximately 17% to 83% of sales during the nine months ended September 30, 2007 from 66% of sales during the year ended December 31, 2006 was primarily attributed to a change in the composition of the Company's sales volume. During the nine months ended September 30, 2007 we began to sell commercial construction decoration services and sold more residential accessories than we did in the year ended December 31, 2006. Commercial construction decoration services and products and residential accessories carry relatively lower profit margins, as compared to the Company's historical base of residential decoration projects. While our main focus will remain with the residential market, we will continue to expand into the commercial market in order to promote our brand awareness and recognition. Our plan is expected to increase overall sales, however with the lower profit margins the commercial market carries, we can not be certain our overall net income will increase accordingly.

General and Administrative Expenses

      General and administrative expenses were $3,929,793, or approximately 8% of sales, during the nine months ended September 30, 2007 as compared to $3,094,056, or approximately 10% during the year ended December 31, 2006. The decrease of approximately 2% to 8% of sales during the nine months ended September 30, 2007 from 10% of sales during the year ended December 31, 2006 was primarily attributed to the overall increase of sales and the fact that our general and administrative expenses are relatively stable and they did not increase at the same pace as sales volume.

Income from Operations

      Income from operations was $4,828,453, or approximately 9% of sales, during the nine months ended September 30, 2007 as compared to $7,253,369, or approximately 27% of sales during the year ended December 31, 2006. The decrease of approximately 18% to 9% of sales during the nine months ended September 30, 2007 from 27% of sales during the year ended December 31, 2006 was primarily attributed to the change in the composition of our sales volume, as discussed in the Cost of Sales section above.

Interest Expense

      Interest expense was $160,521 for the nine month ended September 30, 2007. This interest expense is the result of imputed interest on the non-interest bearing notes issued in conjunction with the Merger Transaction on August 10, 2007. During the year ended December 31, 2006 we did not have any interest expense.

Net Income

      Net income was $3,022,078, or approximately 6% of sales, during the nine months ended September 30, 2007 as compared to $4,822,338, or approximately 16% of sales, during the year ended December 31, 2006. The decrease of approximately 10% to 6% of sales during the nine months ended September 30, 2007 from 16% of sales during the year ended December 31, 2006 was primarily attributed to the change in cost of sales as discussed above.

Liquidity and Sources of Capital

      As of September 30, 2007, we had cash and cash equivalents of $6,876,240 as compared to $7,289,741 as of December 31, 2006. Cash flows from operating activities were $7,457,763 for the nine months ended September 30, 2007 as compared to $4,900,818 for the year ended December 31, 2006. Cash flows used for investing activities were $3,134,566 for the nine months ended September 30, 2007 as compared to $63,520 for the year ended December 31, 2006. Cash flows used for financing activities were $5,017,709 for the nine months ended September 30, 2007 as compared to $2,602,153 for the year ended December 31, 2006. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months.

      On October 17, 2007, the Promissory Notes described in the discussion of Plan of Operations above, were converted into 10,333,333 shares of the Company's common stock, valued at $1.50 per share based on the market price at that date.

      On a long-term basis, our liquidity is dependent on successfully executing our business plan. We believe that the funds available to us are adequate to meet our operating needs for market expansion.

Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to any investor in our securities.

Item 7. Financial Statements.

      The financial information required by this item is set forth elsewhere in this Annual Report, beginning on page F-1:

                                                                        Page No.

      Reports of Independent Registered Public Accounting Firms ......  F- 2

      Consolidated Balance Sheets at September 30, 2007 and
      December 31, 2006 ..............................................  F- 4

      Consolidated Statements of Operations for nine months ended
      September 30, 2007 and the year ended December 31, 2006 ........  F- 5

      Consolidated Statements of Cash Flows for nine months ended
      September 30, 2007 and the year ended December 31, 2006 ........  F- 7

      Consolidated Statements of Stockholders' Equity for the
      nine months ended September 30, 2007 and the year ended
      December 31, 2006 ..............................................  F- 9

      Notes to Financial Statements ..................................  F- 10

Item 8A. Controls and Procedures.

      Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Based upon our evaluation made at the end of the nine-month period covered by this report of the effectiveness of the design and operation of our Company's disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting. Such controls are intended to provide reasonable assurance regarding the reliability of our financial reports for external reporting purposes and for purposes of monitoring operations.

      In the Merger Transaction completed on August 10, 2007, we acquired CDG Limited, then a privately held company, and the Operating Subsidiary, its operating subsidiary in the People's Republic of China and also a privately held company. For financial accounting and reporting purposes following the Merger Transaction, the consolidated financial statements of CDG Limited and the Operating Subsidiary were treated as our historical financial statements and the Operating Subsidiary's system of financial controls and procedures were adopted as those of our Company.

      In connection with reporting on the nine-month period covered by this report, our Chief Financial Officer and Chief Executive Officer evaluated, under the supervision and with the participation of our management, the effectiveness of the Operating Subsidiary's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of September 30, 2007. Based upon such evaluation, we have concluded that the Operating Subsidiary's internal controls over financial reporting were ineffective as of such date, chiefly because (i) its accounting records have historically been maintained using accounting principles generally accepted in the People's Republic of China and (ii) its existing controls and procedures were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002. Personnel at the Operating Subsidiary may not be familiar with the United States generally accepted accounting principles (U.S.
GAAP) or public company conduct and reporting requirements and, in turn, may not timely gather, analyze or disclose the information we are required to disclose in our financial reports filed under the Exchange Act.

      In consideration of issues that may arise from the above control deficiencies inherent in the Operating Subsidiary's transition from an overseas private company to a subsidiary of a U.S. reporting company, and to ensure the reliability of future financial reports, our management has determined to continue to augment the financial reporting system inherited from the Operating Subsidiary, including our intended engagement of independent consultants experienced with the U.S. reporting requirements imposed upon public companies to implement and install a fully-integrated financial and operating control system for our Company and its consolidated operations during the fiscal year ending December 31, 2008 and, as necessary, our hiring of requisite support personnel to facilitate the timely preparation of accurate financial reports.

Item 8B. Other Information.

      On October 9, 2007, we filed with the State of Nevada a Certificate of Amendment of Articles of Incorporation to provide for an increase in authorized shares of common stock from 75,000,000 to 500,000,000 and to change our corporate name to "China 9D Construction Group" and our fiscal year end from September 30th to December 31st. The foregoing changes were the subject of our Current Report on Form 8-K filed with the SEC on October 2, 2007.

      Effective as of October 17, 2007, we issued an aggregate of 10,333,333 shares of our common stock to the holders of those certain promissory notes, dated as of August 10, 2007, in the aggregate outstanding principal amount of $15.5 million (the "Notes"). The shares were issued in satisfaction and payment in full of the Company's obligations under the Notes. The Notes evidenced a portion of the consideration paid in the Merger Transaction completed August 10, 2007. The Merger Transaction and the subsequent issuance of the shares in satisfaction of the Notes were the subjects of our Current Reports on Forms 8-K filed with the SEC on August 13, 2007 and October 22, 2007, respectively.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information at January 4, 2008 with respect to our current directors and executive officers and those significant employees of our Operating Subsidiary contributing to our business operations:

         Name                 Age           Position
         ----                 ---           --------

         Zheng Ying           40            Chief Executive Officer and Chairman

         Yanbin Wang          37            Chief Financial Officer

         Zhongzhi Yu          35            Secretary

         Ying Luo             45            Director

         Jingsong Li          39            Director

         Song Cai             35            Director

         Yufei Yu             34            Director

      The business experience of each or our directors, named executive officers and significant employees of the Operating Subsidiary is set forth below:

Zheng Ying, Chief Executive Officer and Chairman

      Mr. Ying became our Chief Executive Officer on August 31, 2007 and has also served as a director and our Chairman since October 9, 2007. Mr. Ying brings more than 20 years of work experience in exterior and interior building decoration, research and development, management, international trade negotiations discussion and business relations. From November 2005 until August 2007, Mr. Ying served as Chief Executive Officer in Tianjin Yufeng Investment Company, where he managed the development and operation of many construction projects. During the years 2005 and 2006, he also served as a consultant to Tianjin Kong Harbor Logistics Company Limited. From April 2002 to October 2005, Mr. Ying served as Chief Executive Officer of Tianjin Xinye Real Estate Developing Company Limited and was responsible for the company business strategy development. As CEO, he coordinated different departments and was in charge of funding, construction, designing and market promotion in connection with many real estate projects. Between 1989 and 2002, Mr. Ying worked in different real estate construction companies where he accumulated experience related to the architecture and home decoration industry. Mr. Ying graduated with a degree in Architecture from Tianjin University in 1989.

Yanbin Wang, Chief Financial Officer

      Mr. Wang became our Chief Financial Officer on August 31, 2007. Prior to joining us, Mr. Wang worked at China Potevio Group Co., Ltd since 2002, where he worked with board of directors, banks and attorneys regarding the company's internal structure transformation. His responsibilities included financial planning and analysis, business expansion and startups, crisis management, transformation coordination and capital re-composition. During his five years at Potevio Group Col, Ltd, he has been involved with restructuring many of its operational subsidiaries, including revising different departments' capital resources, replacing over 12,000 employees in different departments; coordinated works and negotiated with governments, banks, creditors, investors and agents regarding the merger and acquisition of the business; drove the operational planning and successful execution for new departments. In 2002, Mr. Wang got his master degree in accounting from Beijing Technology and Business University. Mr. Wang is a senior executive with extensive hands-on experience in financial planning, accounting, business leadership and management. He worked in China Industrial and Commercial Bank (Shandong Branch) from 1994 to 1999, accumulated excellent experience related to bank's finance and developed communication network with governments and logistics partnership with top valuable clients. Mr. Wang graduated with a degree in accounting from Shandong Industrial Technology College in 1992.

Zhongzhi Yu, Secretary

      Mr. Yu was a manager in the marketing department in Guangdong Midea Group Co., Ltd., from 1999 to 2001. He was responsible for setting up a sales network, marketing and developing the northeast market in China. From 2002 to 2004, he served as a director of marketing department of Ningbo Boer Group Co., Ltd. Since 2004, Mr. Yu has been the Vice President of Beijing Huada Tianying Environment Protection Technology Co., Ltd. He leaded operations and strategic direction with full responsibility for bottom-line factors, including long-range planning, business account management, merger and acquisition; cross-functional management in financial department, marketing department and sales department.

Jingsong Li, Director

      Jingsong Li graduated with a degree in Economics from Tianjin University of Commerce in 1990. From 1997 to 2006, he took on several management positions, ranging from inventory manager, logistics and planning manager, and finally to the vice president of China Textile Imported and Exported Co., Ltd. He was responsible for international business department operation, productivity improvement and process optimization. From 2006 to the present, he has worked at China US Bridge Capital Ltd. as an associate director and a financial advisor; he manages client's merger and acquisition part operations.

Ying Luo, Director

      Ying Luo graduated with a B.A. in Economics from Zhejiang University of Commerce in 1984. In 1997, she graduated with an M.A. in Economics from Xiamen University. Since 2000, she has been a director of Finance and Operations department in Zhejiang Huhangyong Highway Management Company. She is responsible for developing system implementations of planning, location sensitivity, physical inventories and forecasting.

Song Cai, Director

      Song Cai graduated from Zhengjiang Institute of Technology in 2003. He is currently the vice president of Zhejiang 9D Decoration Company Limited, and in charge of its home decoration technology division. Mr. Cai joined our Company in 1998 and he has almost ten years experience and outstanding achievement in the home exterior and interior decoration industry.

Yufei Yu, Director

      Yufei Yu joined Zhejiang 9D Decoration Company Limited - Wuxi branch as a director of marketing department in 2000. Since August 2006, he has served as the general manager of Zhejiang 9D Investment Developing Company Limited. Mr. Yu planned, directed, managed and completed many different projects and at the same time, ensured that our Company's objectives were accomplished.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of the outstanding Common Stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the Commission. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms received, we believe that all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock have been complied with.

Code of Ethics

      We have not adopted a Code of Ethics with respect to our officers because of our status as a "shell company" prior to the Merger Transaction. However, with the completion of the Merger Transaction and our exit from "shell status" by reason of the business operations of the Operating Subsidiary of our wholly-owned subsidiary, CDG Limited, we intend to adopt a Code of Ethics in the reasonably foreseeable future.

Committees of the Board of Directors

      We have no standing committees. After the tenth day following the mailing of this Information Statement to our stockholders, we will have four directors, only one of whom who is "independent" within the meaning of Rule 10A-3 under the Exchange Act. At this time, given the limited activities of the Company and since the Company's common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, the Company has not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Change in Control Arrangements

      There are currently no arrangements that would result in a change in control of our Company.

Item 10. Executive Compensation.

      Prior to the appointment of Hui Ping Cheng as a director and officer of the Company on July 23, 2007 as part of that stock purchase transaction disclosed by us in our Current Report on Form 8-K filed with the Commission on July 25, 2007, Eduard Tabara and Mark Theis served as our only executive officer and director, respectively. Neither received any compensation nor any restricted share awards, options, or other payouts in exchange for his services to our Company for the fiscal year ended September 30, 2007, 2006 and 2005. As such, we have not included a Summary Compensation Table or related compensation tables concerning either annual and long-term compensation or grants of stock option or other share awards.

      On August 31, 2007, Hui Ping Cheng submitted her resignation as an officer of our Company and new officers were appointed. We currently do not have employment agreements with any of these executive officers, all of whom have agreed not to take any salary until our Company can generate enough revenues to support salaries on a regular basis.

      Zheng Ying Employment Agreement. Our employment agreement, dated August 10, 2007, with Zheng Ying, provides that Mr. Ying shall serve as our Chief Executive Officer under a fixed term agreement from August 10, 2007 to December 31, 2008, unless earlier terminated or extended under the terms of such agreement. In consideration for such employment, our Company shall, among other things, pay Mr. Ying a salary of RMB 25,000 (for an annualized salary of RMB 300,000). Mr. Ying may participate, subject to any eligibility, co-payment and waiting period requirements, in all employee health and/or insurance plans offered or made available to our executive officers. Under the employment, agreement, we may terminate Mr. Ying for neglect of his duties or criminal misfeasance. We may also terminate Mr. Ying upon 30 days' prior written notice if he is injured and, after completion of medical treatment, is not able to perform his duties or unsatisfactory performance after training and adjustment measures are taken. Mr. Ying may terminate his employment for no reason upon 30 days prior written notice or at random in the event he does not receive the remuneration owing to him under the agreement.

      Mr. Ying has agreed under his employment agreement that, during the term of his employment not to engage in any type of part-time work in any other company absent our consent. He has further agreed that all technology information and business operation information (including, but not limited to, customer lists and management strategy) is proprietary to our Company and shall be treated by him as confidential.

      Yanbin Wang Employment Agreement. Our employment agreement, dated August 10, 2007, with Yanbin Wang, provides that Mr. Wang shall serve as our Chief Financial Officer under a fixed term agreement from August 10, 2007 to December 31, 2008, unless earlier terminated or extended under the terms of such agreement. In consideration for such employment, our Company shall, among other things, pay Mr. Wang a salary of RMB 20,000 (for an annualized salary of RMB 240,000). Mr. Wang may participate, subject to any eligibility, co-payment and waiting period requirements, in all employee health and/or insurance plans offered or made available to our executive officers. Under the employment, agreement, we may terminate Mr. Wang for neglect of his duties or criminal misfeasance. We may also terminate Mr. Wang upon 30 days' prior written notice if he is injured and, after completion of medical treatment, is not able to perform his duties or unsatisfactory performance after training and adjustment measures are taken. Mr. Wang may terminate his employment for no reason upon 30 days prior written notice or at random in the event he does not receive the remuneration owing to him under the agreement.

      Mr. Wang has agreed under his employment agreement that, during the term of his employment not to engage in any type of part-time work in any other company absent our consent. He has further agreed that all technology information and business operation information (including, but not limited to, customer lists and management strategy) is proprietary to our Company and shall be treated by him as confidential.

Option Grants in the Last Fiscal Year.

      We granted no options during our fiscal year ended September 30, 2007. As of September 30, 2007, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.

Board of Directors: Compensation and Meetings

      All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, or their earlier death, resignation or removal. Currently, directors receive no compensation. All directors may be reimbursed by the Company for expenses incurred in attending directors' meetings provided that we have the necessary resources to pay these fees. We will consider applying for officers and directors liability insurance at such time that we deem we have sufficient resources to do so.

      Our board of directors acted by unanimous written consent in lieu of a meeting on six occasions during our fiscal year ended September 30, 2007

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of January 4, 2008, our authorized capitalization consists of 500,000,000 shares of common stock, of which 80,010,125 shares were issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

         Name and Address                  Amount and Nature of              Percent of
      of Beneficial Owner (1)            Beneficial Ownership (2)      Outstanding Shares (3)
-----------------------------            ------------------------      ----------------------
Zheng Ying  (4)                                        0                          *
Yanbin Wang (4)                                        0                          *

Zhongzhi Yu (4)                                        0                          *

Ying Luo  (5)                                          0                          *

Jingsong Li (5)                                        0                          *

Song Cai (5)                                           0                          *

Yufei Yu (5)                                           0                          *

Max Time Enterprise Limited (6)               23,879,996                       29.8 %

Guo-Hong Zhou                                  5,247,810                        6.6 %

Guo-Tuan Zhou                                  5,247,810                        6.6 %

All Officers & Directors as a
Group (7 persons) (4) (5)                              0                          *

----------
      (*) Less than 5%

      (1) Unless otherwise indicated, the address of each beneficial owner reported above is c/o China 9D Construction Group, Unit - 4F Jia De Plaza, No. 118 Qing Chun Road, Hangzhou City, Zhejiang Province, P.R. China 310000

      (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from January 4, 2008. Each beneficial owner's percentage is determined by assuming that options that are held by such person (but not any other person), and which are exercisable within 60 days from January 4, 2008, have been exercised.

      (3) Based on 80,010,125 shares of our common stock outstanding.

      (4) Appointed an officer of our Company, effective August 31, 2007.

      (5) Elected an officer of our Company, effective October 2, 2007.

      (6) Hui Ping Cheng is the sole owner, director and officer of Max Time Enterprise Limited and, by reason of her control position at Max Time Enterprise Limited, may be deemed to be an indirect beneficial owner of those shares of our common stock held by Max Time Enterprise Limited. Ms. Cheng served as our sole officer and director until August 31, 2007 and October 2, 2007, respectively.

      This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Change In Control

      On July 23, 2007, Max Time Enterprise Limited purchased from stockholders of our Company an aggregate of 23,879,966 shares of our then outstanding common stock for a total purchase price of $600,000. The purchased shares constituted, in the aggregate, 70.5% of the then issued and outstanding shares of our common stock, resulting in a change in the controlling interest of our Company. The source of the funds with which Purchaser purchased such shares was working capital. Prior to such purchase, our then director, Mark Theis, and the Metzger Family, as the two largest selling stockholders of our Company, held 9,000,000 and 5,760,000 shares of our Company's common stock, respectively, representing collectively 43.6% of our issued and outstanding shares of common stock.

      Despite Max Time Enterprise Limited's ownership interest being reduced to approximately 34.27% of the outstanding shares of our common stock as a result of the Merger Transaction completed August 10, 2007, Max Time Enterprise Limited will continue to be a position to exert significant influence over the affairs of our Company. Max Time Enterprise Limited is owned by Hui Ping Cheng, a former officer and director of our Company, prior to her resignation from such positions on August 31, 2007 and October 2, 2007, respectively.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Relationships and Related Transactions.

      As previously disclosed in our Current Report filed on July 25, 2007, Max Time Enterprise Limited purchased an aggregate of 23,879,966 shares of our Company's common stock at July 23, 2007, representing, in the aggregate, 70.5% of the shares then issued and outstanding. Our former officer and director, Hui Ping Cheng, is the sole shareholder, director and officer of Max Time Enterprise

Limited. Ms. Cheng resigned as an officer and director of our Company as of August 31, 2007 and October 2, 2007, respectively. The percentage ownership of Max Time Enterprise Limited was subsequently reduced to approximately 34.27% of the outstanding shares of our Company's Common Stock by reason of the Merger Transaction.

      A significant supplier of substantially all of our construction materials, Ding Wang Distribution Center, is a company owned by the brother of Guo-Hong Zhou and Guo-Tuan Zhou, two of our major stockholders holding in the aggregate 10,495,620 shares or approximately 12.1% of our common stock outstanding at January 4, 2007.

      Except for the collective transactions described above, we have not entered into any other transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or one percent of the average total assets at year-end for the last three completed fiscal years.

Director Independence.

      The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards.

Item 13. Exhibits.

        Exhibit Nos.    Description of Exhibit
        ------------    ----------------------

        2.1 Agreement and Plan of Merger, dated as of August 10, 2007, by and among the Company, MQOZ Merger Sub, Inc., China 9D Decoration Group Limited and the shareholders of China 9D Decoration Group Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K report, filed August 13, 2007).

        3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's registration statement on Form 10-SB, filed March 28, 2005).

        3.1.1 Certificate of Amendment of Articles of Incorporation of the Company *

        3.2 By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's registration statement on Form 10-SB, filed March 28, 2005).

        10.1 Labor Agreement, dated August 10, 2007, between the Company and Zheng Ying *

        10.2 Labor Agreement, dated August 10, 2007, between the Company and Wang Yanbin Wang *

        31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act. *

        31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act. *

        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. *

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. *

        ----------
        (*) Filed herewith

Item 14. Principal Accountant Fees and Services.

      For nine months ended September 30, 2007 and the year ended December 31, 2006, the aggregate fees billed by our principal independent accounting firms for professional services were as follows:

                                      Nine Months Ended          Year Ended
                                      September 30, 2007     September 30, 2006
                                      ------------------     ------------------
      Audit Fees (1)                    $  85,000 (2)            $  55,000 (3)
      Audit-Related Fees (4)                    0                        0
      Tax Fees (5)                              0                        0
      All Other Fees                            0                        0

      ----------

      (1) Fees for audit services include fees associated with the annual audit and our Company's reports on Form 10-KSB.

      (2) Represents $70,000 for services performed by RAMIREZ INTERNATIONAL Financial & Accounting Services, Inc., our principal independent accounting firm, in connection with our 2007 audit, and $15,000 for services performed by Farber Hass Hurley & McEwen LLP, accountants for our Operating Subsidiary in connection with our 2007 audit.

      (3) Represents services performed by Farber Hass Hurley & McEwen LLP in connection with the 2006 year audit of our Operating Subsidiary

      (4) Audit-related services consist primarily of accounting consultations.

      (5) Tax services consist primarily of the preparation of our Company's federal income tax returns

      As of September 30, 2007, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHINA 9D CONSTRUCTION GROUP


Date: January 9, 2008                     By: /s/ Zheng Ying
                                              ----------------------------------
                                              Zheng Ying
                                              Chief Executive Officer
                                              (principal executive officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                      Date
---------                                                      ----

/s/ Zheng Ying
--------------------------------------------------------       January 9, 2008
Zheng Ying, Chief Financial Officer (principal executive
officer), Chairman and Director


/s/ Yanbin Wang
--------------------------------------------------------       January 9, 2008
Yanbin Wang, Chief Financial Officer
(principal financial and accounting officer)


/s/ Ying Lou
--------------------------------------------------------       January 9, 2008
Ying Lou, Director


/s/ Jingsong Li
--------------------------------------------------------       January 9, 2008
Jingsong Li, Director


/s/ Song Cai
--------------------------------------------------------       January 9, 2008
Song Cai, Director


/s/ Yufei Yu
--------------------------------------------------------       January 9, 2008
Yufei Yu, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.

Reports of Independent Registered Public Accounting Firms ..........    F- 2

Consolidated Balance Sheets at September 30, 2007
and December 31, 2006 ..............................................    F- 4

Consolidated Statements of Operations for nine months ended
September 30, 2007 and the year ended December 31, 2006 ............    F- 5

Consolidated Statements of Cash Flows for nine months ended
September 30, 2007 and the year ended December 31, 2006 ............    F- 7

Consolidated Statements of Stockholders' Equity for the nine months
ended September 30, 2007 and the year ended December 31, 2006 ......    F- 9

Notes to Financial Statements ......................................    F- 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of China 9D Construction Group (formerly My Quote Zone, Inc.) Hangzhou, People's Republic of China

      We have audited the accompanying consolidated balance sheet of China 9D Construction Group (formerly My Quote Zone, Inc.) and subsidiaries (Company) as of September 30, 2007 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China 9D Construction Group (formerly My Quote Zone, Inc.) and subsidiaries as of September 30, 2007, and the results of its operations and cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

Irvine, California
December 31, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of China 9D Construction Group (formerly Zhe Jiang 9D Decoration Co., Ltd.) Hangzhou, People's Republic of China

      We have audited the accompanying consolidated balance sheet of China 9D Construction Group (formerly Zhe Jiang 9D Decoration Co., Ltd.) and subsidiaries (Company) as of December 31, 2006 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China 9D Construction Group (formerly Zhe Jiang 9D Decoration Co., Ltd.) and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ FARBER HASS HURLEY & MCEWEN LLP

Camarillo, California
March 9, 2007

                           CHINA 9D CONSTRUCTION GROUP
                          FORMERLY MY QUOTE ZONE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,     December 31,
                                                                                        2007              2006
                                                                                   ------------       ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $  6,876,240       $  7,289,741
Accounts receivable, trade                                                            4,305,432                 --
Other receivables                                                                        19,076                 --
Advances to suppliers                                                                        --              1,678
Prepaid expenses and other current assets                                               528,494            127,677
                                                                                   ------------       ------------
Total current assets                                                                 11,729,242          7,419,096

LONG-TERM NOTE RECEIVABLE, including
  accrued interest of $34,558                                                                --          3,241,224

PROPERTY AND EQUIPMENT, net
  of accumulated depreciation and amortization                                        5,518,071          2,470,477

DEPOSITS                                                                                 13,340                 --
                                                                                   ------------       ------------

TOTAL ASSETS                                                                       $ 17,260,653       $ 13,130,797
                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                              $  2,639,094       $  1,392,177
Billings in excess of costs                                                           7,015,985          2,499,317
Notes payable, net                                                                   15,449,466                 --
Taxes payable                                                                         1,178,039          1,246,699
Deferred tax liability                                                                       --             11,738
                                                                                   ------------       ------------
Total current liabilities                                                            26,282,584          5,149,931
                                                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value $0.001; 75,000,000 shares authorized;
   69,676,792 and 36,000,000 shares issued and outstanding, respectively                 69,677             36,000
Paid in capital                                                                         898,323            932,000
Statutory earnings reserves                                                           1,925,667          1,925,667
Retained earnings (deficit)                                                         (12,547,684)         4,736,892
Accumulated other comprehensive income
  (primarily cumulative translation adjustment)                                         632,086            350,307
                                                                                   ------------       ------------
Total stockholders' equity (deficit)                                                 (9,021,931)         7,980,866
                                                                                   ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 17,260,653       $ 13,130,797
                                                                                   ============       ============

                             See accompanying notes.

                           CHINA 9D CONSTRUCTION GROUP
                          FORMERLY MY QUOTE ZONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                      AND THE YEAR ENDED DECEMBER 31, 2006

                                                    2007                2006
                                                ------------       ------------
REVENUES:
Sales                                           $ 50,835,581       $ 30,639,311

COST OF SALES:
Cost of sales                                     40,368,278         19,271,124
Business tax and surcharges                        1,709,057          1,020,762
                                                ------------       ------------
Total cost of sales                               42,077,335         20,291,886
                                                ------------       ------------

GROSS PROFIT                                       8,758,246         10,347,425

GENERAL AND ADMINISTRATIVE EXPENSES               (3,929,793)        (3,094,056)
                                                ------------       ------------

INCOME FROM OPERATIONS                             4,828,453          7,253,369
                                                ------------       ------------

OTHER INCOME (EXPENSE):
Interest income                                       84,431             58,419
Interest expense                                    (160,521)                --
Non-operating expense                               (108,222)              (132)
                                                ------------       ------------
Total other income (expense), net                   (184,312)            58,287
                                                ------------       ------------

INCOME BEFORE INCOME TAXES                         4,644,141          7,311,656

INCOME TAX EXPENSE                                 1,622,063          2,489,318
                                                ------------       ------------

NET INCOME                                      $  3,022,078       $  4,822,338
                                                ============       ============

                             See accompanying notes.

                           CHINA 9D CONSTRUCTION GROUP
                          FORMERLY MY QUOTE ZONE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                      AND THE YEAR ENDED DECEMBER 31, 2006

                                                          2007           2006
                                                       ----------     ----------
NET INCOME                                             $3,022,078     $4,822,338

OTHER COMPREHENSIVE INCOME

    FOREIGN CURRENCY
       TRANSLATION ADJUSTMENT                             281,779        233,704
                                                       ----------     ----------

NET COMPREHENSIVE INCOME                               $3,303,857     $5,056,042
                                                       ==========     ==========

                             See accompanying notes.

                           CHINA 9D CONSTRUCTION GROUP
                          FORMERLY MY QUOTE ZONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                      AND THE YEAR ENDED DECEMBER 31, 2006

                                                      2007              2006
                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 3,022,078       $ 4,822,338
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     248,160           173,852
    Amortization of debt discount                     160,521                --
Changes in operating assets and liabilities:
    Accounts receivable                            (4,216,354)               --
    Other receivables                                 (18,682)          (10,247)
    Advances to suppliers                               1,709            (1,543)

    Prepaid expenses                                 (387,453)           20,906
    Deposit - long-term                               (13,064)               --
    Accounts payable and accrued expenses           1,165,820          (287,216)
    Billings in excess of costs                     4,323,940           215,882
    Taxes payable                                    (119,853)          (38,345)
    Deferred tax liability                            (11,973)            5,191
                                                  -----------       -----------
Net cash provided by operating activities           4,154,849         4,900,818
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds form repayment of note receivable      3,302,914                --
    Purchases of property and equipment            (3,134,566)          (63,520)
                                                  -----------       -----------
Net cash provided by (used in)
  investing activities                                168,348           (63,520)
                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                 (5,017,709)       (2,602,153)
                                                  -----------       -----------
Net cash used by financing activities              (5,017,709)       (2,602,153)
                                                  -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                281,011           210,875
                                                  -----------       -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                               (413,501)        2,446,020

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               7,289,741         4,843,721
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $ 6,876,240       $ 7,289,741
                                                  ===========       ===========

                             See accompanying notes.

                           CHINA 9D CONSTRUCTION GROUP
                          FORMERLY MY QUOTE ZONE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                      AND THE YEAR ENDED DECEMBER 31, 2006

                                                         2007            2006
  -----                                               ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

  Interest                                            $       --      $       --
  Taxes                                               $1,741,915      $2,393,407

                             See accompanying notes.

                        ZHE JIANG 9D DECORATION CO., LTD.
                          FORMERLY MY QUOTE ZONE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                      AND THE YEAR ENDED DECEMBER 31, 2006

                                                                                                               Statutory
                                                               Common Stock                  Additional         Earnings
                                                        Shares             Amount         Paid-in Capital       Reserves
Balance, January 1, 2006                                       --       $         --       $    968,000       $  1,925,667

Recapitalization                                       36,000,000             36,000            (36,000)                --

Dividends paid                                                 --                 --                 --                 --

Foreign currency translation                                   --                 --                 --                 --

Net income for the year ended December 31, 2006                --                 --                 --                 --
                                                       ----------       ------------       ------------       ------------

Balance, December 31, 2006                             36,000,000             36,000            932,000          1,925,667

Cancellation of shares                                 (2,120,004)            (2,120)                --                 --

Issuance of common stock and notes payable for
acquisition of subsidiary                              35,796,796             35,797            (33,677)                --

Dividends paid                                                 --                 --                 --                 --

Foreign currency translation                                   --                 --                 --                 --

Net income for the nine months ended September
30, 2007                                                       --                 --                 --                 --
                                                       ----------       ------------       ------------       ------------

Balance, September 30, 2007                            69,676,792       $     69,677       $    898,323       $  1,925,667
                                                       ==========       ============       ============       ============

                                                       Retained                     Cumulative
                                                       Earnings        Treasury      Currency
                                                       (Deficit)        Shares      Translation           Total
Balance, January 1, 2006                             $  2,516,707       $   --      $    116,603      $  5,526,977

Recapitalization                                               --           --                --                --

Dividends paid                                         (2,602,153)          --                --        (2,602,153)

Foreign currency translation                                   --           --           233,704           233,704

Net income for the year ended December 31, 2006         4,822,338           --                --         4,822,338
                                                     ------------       ------      ------------      ------------

Balance, December 31, 2006                              4,736,892           --           350,307         7,980,866

Cancellation of shares                                         --        2,120                --                --

Issuance of common stock and notes payable for
acquisition of subsidiary                             (15,288,945)      (2,120)               --       (15,288,945)

Dividends paid                                         (5,017,709)          --                --        (5,017,709)

Foreign currency translation                                   --           --           281,779           281,779

Net income for the nine months ended September
30, 2007                                                3,022,078           --                --         3,022,078
                                                     ------------       ------      ------------      ------------

Balance, September 30, 2007                          $(12,547,684)      $   --      $    632,086      $ (9,021,931)
                                                     ============       ======      ============      ============

                             See accompanying notes.

                           CHINA 9D CONSTRUCTION GROUP
                          FORMERLY MY QUOTE ZONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business and History of Company - China 9D Construction Group ("China 9D") (formerly known as My Quote Zone, Inc.) was incorporated as a Nevada corporation in December, 2004 under the name of Pavo Royal, Inc., and was a development stage company with limited operations prior to the recent merger transaction described below. On October 9, 2007, a Certificate of Amendment was filed with the Nevada Secretary of State to change the company's name from My Quote Zone, Inc. to China 9D Construction Group.

      China 9D's wholly-owned subsidiary, China 9D Decoration Group Limited ("CDG Limited"), was the surviving entity in a merger transaction completed August 10, 2007 involving China 9D, CDG Limited and its stockholders, and another wholly-owned subsidiary, MQOZ Merger Sub, Inc. (the "Merger Transaction"). Under the Merger Transaction, in exchange for surrendering their shares in CDG Limited, the stockholders of CDG Limited received 35,796,796 newly-issued shares of China 9D's common stock and $15,500,000 in the form of promissory notes payable on or before the first year anniversary of the merger.

      For financial reporting purposes, the Merger Transaction has been treated as a reverse acquisition capital transaction, with CDG Limited deemed to be the accounting acquirer and My Quote Zone, Inc. deemed to be the accounting acquiree. Accordingly, the transaction has been reflected in the accompanying consolidated financial statements as a recapitalization, and the financial information presented is that of CDG Limited and its wholly-owned operating company subsidiary, Zhejiang 9D Decoration Company Limited (the "Operating Subsidiary"). However, in accordance with the applicable accounting guidance, certain information concerning stockholders' equity, including shares of common stock authorized, issued and outstanding, has been retroactively restated as if the Merger Transaction had occurred as of the beginning of the earliest period presented. The financial information related to My Quote Zone Inc.'s limited activities prior to the Merger Transaction is not significant, and has not been reflected herein.

      Principles of Consolidation - The consolidated financial statements include the accounts of China 9D, CDG Limited, the Operating Subsidiary and various branch locations of the latter (certain of which are separately incorporated) (collectively, the "Company"). The Operating Subsidiary was organized in August, 1998, under the laws of the People's Republic of China (PRC). CDG Limited was formed on March 1, 2007, under the laws of the British Virgin Islands.

      The Company is a leading architectural and interior design and decoration and furnishing company focusing on residential, mansion, hotel, commercial and law firm buildings. The Company has its corporate offices in Hangzhou, Zhe Jiang and operates approximately 26 branches in Jiangsu, Anhui, Hunan, Hubei, San Dong, Jingzi, Fujian and Shanghai.

All material inter-company accounts and transactions have been eliminated.

      Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

      Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

      Significant Supplier - The Company purchases substantially all of its construction materials from DingWang Distribution Center (DingWang), a company owned by the brother of two of the Company's major stockholders. For the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company's purchases from DingWang represented approximately 75% and 58%, respectively, of its Cost of sales.

      Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Concentrations of Credit Risk-

      Cash Deposits

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The majority of the Company's cash is deposited in reputable financial institutions which are fully insured by the government without limitation.

      Accounts Receivable

      At September 30, 2007, the Company had four customers whose accounts receivable were in excess of 10% of the gross accounts receivable balance, (20%, 16,%, 16% and 14%).

      Financial Instruments - Statement of Financial Accounting Standards No. 107 (SFAS 107),"Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value: the carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate their respective fair values due to their short-term nature.

      Accounts Receivable - The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them. As of September 30, 2007, the Company considered all accounts and other receivables collectable and has not recorded a provision for doubtful accounts.

      Property and Equipment - Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

      The Company records depreciation of property and equipment using the straight-line method, over the following estimated useful lives:

              Building and interior             30 years and 8 months
              Furniture and fixtures                          5 years
              Vehicles                                        8 years
              Software                                        3 years

      Leasehold improvements are amortized over the term of each lease, generally from one to three years.

      Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. The Company recognized no impairment charges in 2007 or 2006.

      Revenue and Cost Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. For accounting purposes, the Company uses the completed contract method. A contract is considered complete when all significant costs have been incurred and the project has been accepted by the customer. Contract costs consist primarily of materials and labor costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      The average length of construction is three to five months. Costs and the related revenues associated with each project cannot be reasonably tracked with accuracy and there can be some uncertainty regarding the addition of costs to the project or receipt of progress payments by the customer.

General and administrative costs are charged to expense as incurred.

      Business Taxes and Surcharges - In accordance with Emerging Issues Task Force Issue 06-3, the Company presents taxes assessed on behalf of governmental agencies on a gross basis (included in revenues and costs). For the nine months ended September 30, 2007, and for the year ended December 31, 2006, this amounts to $1,709,057 and $1,020,762, respectively.

      Statutory Reserves- The laws and regulations of the PRC require that before an enterprise distributes profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund and common welfare fund. These statutory reserves represent restricted retained earnings.

      Surplus reserve fund

      The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital. The transfer to this reserve must be made before distribution of any dividends to stockholders. The surplus reserve fund is non-distributable other than during liquidation, can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their holdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the nine months ended September 30, 2007 and the year ended December 31, 2006, no additional transfers to the reserve were required.

      Common welfare fund

      The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividends to stockholders. For the nine months ended September 30, 2007 and the year ended December 31, 2006, no additional transfers to the reserve were required.

      Advertising - The Company expenses all advertising costs as incurred. Advertising expenses for the nine months ended September 30, 2007 and for the year ended December 31, 2006 were $1,549,689 and $714,632, respectively.

      Income Taxes - The Company is governed by the Income Tax Laws of the PRC, which provide for an Enterprise Income Tax at a statutory rate of 33%, comprised of a 30% national income tax and a 3% local income tax. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Foreign Currency Translation - The accounts of the Company are maintained, and its financial statements are initially prepared, using the Chinese Yuan Renminbi as the functional currency. The financial statements have been translated into United States of America dollars. Assets and liabilities of the Company are translated at exchange rates current as of the balance sheet date. Stockholders' equity accounts are translated at historical rates. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting translation adjustments have been reported as other comprehensive income and as a separate component of stockholders' equity.

      Basic and Diluted Net Income per Share of Common Stock - In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net income per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company had no dilutive common share equivalents; per share data was as follows:

                                                            2007         2006
                                                        -----------  -----------
      Net Income                                        $ 3,022,078  $ 4,822,338
      Weighted Average Number of Shares Outstanding,
           Basic and Diluted                             42,556,190   36,000,000
                                                        -----------  -----------
      Basic and Diluted Income per Share                $      0.07  $      0.13
                                                        ===========  ===========

      Reclassifications - Certain amounts presented in 2006 have been reclassified to conform with the 2007 presentation.

      Recent Accounting Pronouncements -

      In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has assessed the impact of SFAS No. 159 and does not anticipate any effects to the financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact that adoption of SFAS No. 157 will have on its results of operations or financial position.

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has assessed FIN 48 and does not anticipate any effects to the financial statements.

2.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of September 30, 2007 and December 31, 2006:

                                                         2007            2006
                                                      ----------      ----------
      Building and interior                           $2,500,767      $2,403,286
      Leasehold improvements                           1,654,470              --
      Furniture and fixtures                           1,863,113         337,769
      Vehicles                                            91,195          54,316
      Software                                            28,681          27,563
                                                      ----------      ----------
      Total property and equipment                     6,138,226       2,822,934
                                                      ----------      ----------
        Less accumulated depreciation and
          amortization                                   620,155         352,457
                                                      ----------      ----------
      Property and equipment, net                     $5,518,071      $2,470,477
                                                      ==========      ==========

3.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following as of September 30, 2007 and December 31, 2006:

                                                         2007            2006
                                                      ----------      ----------
      Accounts payable                                $       --      $  149,539
      Accrued payroll                                    485,643         632,034
      Governmental charges payable                        31,830          12,407
      Other payables                                   2,121,621         598,197
                                                      ----------      ----------
      Accounts payable and accrued expenses           $2,639,094      $1,392,177
                                                      ==========      ==========

4.    NOTES PAYABLE, NET

      As described in Note 1, in connection with the Merger Transaction on August 10, 2007, the Company issued $15,500,000 of promissory notes payable to the stockholders of CDG Limited. The promissory notes are non-interest bearing and are payable on or before the first year anniversary of the merger. Accordingly, the Company recorded imputed interest at 7% in the amount of $211,055 on the notes payable and amortized $160,521 to interest expense during the nine months ended September 30, 2007. At September 30, 2007 the notes are presented, net of debt discount in the amount of $50,534, for a total of $15,449,466. See
      Note 9.

5.    BILLINGS IN EXCESS OF COSTS

      The Company requires advances from customers in order to begin a design project. The Company records the excess of these advances billed and collected over costs incurred on current design and decoration projects as a current liability. Billings in excess of costs at September 30, 2007 and December 31, 2006 are comprised as follows:

                                                        2007             2006
                                                    -----------      -----------
      Billings on uncompleted contracts             $19,571,329      $ 4,156,370
      Costs incurred on uncompleted contracts        12,555,344        1,657,053
                                                    -----------      -----------
      Billings in excess of costs                   $ 7,015,985      $ 2,499,317
                                                    ===========      ===========

6.    INCOME TAXES

      The provision for income taxes for the nine months ended September 30, 2007 and the year ended December 31, 2006 consist of the following:

                                                       2007              2006
                                                   -----------       -----------
         Current                                   $ 1,633,801       $ 2,477,580
         Deferred                                      (11,738)           11,738
                                                   -----------       -----------
            Total                                  $ 1,622,063       $ 2,489,318
                                                   ===========       ===========

      The deferred tax liability of $11,738 at December 31, 2006 relates to accrued interest receivable in connection with the note receivable described in Note 8.

7.    COMMITMENTS AND CONTINGENCIES

      The Company leases various facilities, including its headquarters and 26 branch locations under operating leases that range from one to five years in term.

      Future minimum lease payments excluding taxes and expenses are as follows:

          September 30, 2008                                           $ 502,556
          September 30, 2009                                             298,599
          September 30, 2010                                             189,441
                                                                       ---------
                                                                       $ 990,596
                                                                       =========

      Rent expense for the nine months ended September 30, 2007 and the year ended December 31, 2006 was $327,937 and $330,940, respectively.

8.    RELATED PARTY TRANSACTIONS

      In addition to the relationship with DingWang described in Note 1, the Company has a lease agreement with Olive Kitchen Supplies, that provides for use of the Company's Dream House location through June 30, 2008. During the nine months ended September 30, 2007, the Company paid Olive Kitchen Supplies $114,724, under the lease agreement. During the nine months ended September 30, 2007 and the year ended December 31, 2006 the Company also purchased $433,285 and $437,322, respectively, of supplies from Olive Kitchen Supplies. As of December 31, 2006, the Company had a note receivable from Olive Kitchen Supplies in the amount of $3,241,224 that was scheduled for repayment, along with accrued interest based upon the Peoples Bank of China prime rate, in installments beginning in 2012. The entire balance was repaid during the nine months ended September 30, 2007.

9.    BUSINESS SEGMENTS

      FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. Prior to January 1, 2007, the Company's customer base consisted solely of residential customers. During 2007, the Company expanded its business into projects for commercial customers. Accordingly, beginning in 2007, the Company has two reportable segments:
      Commercial Decoration and Residential Decoration. Management evaluates the performance based on the sales and costs of sales. Due to the recent expansion into the Commercial market, the Company is able to provide segment information on sales and cost of sales at this time.

      Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                       Commercial    Residential
                                       Decoration     Decoration         Total

          Sales                       $23,979,779    $26,855,802     $50,835,581
          Cost of Sales                21,834,243     18,534,035      40,368,278

10.   SUBSEQUENT EVENTS

      On September 11, 2007, the Company filed an Information Statement that, among other items, provided the Company's intent to Amend its Articles of Incorporation to change its name from My Quote Zone, Inc. to China 9D Construction Group; to increase the number of authorized shares of common stock from 70,000,000 to 500,000,000 and to change the fiscal year end from September 30th to December 31st. These changes became effective upon the State of Nevada's acceptance of the Company's filing of such Certificate of Amendment on October 9, 2007.

      On October 17, 2007, the Promissory Notes described in Note 4 above, were converted into 10,333,333 shares of the Company's common stock, valued at $1.50 per share based on the market price at that date.

                                 Exhibits Index

  Exhibit
  Nos.            Description of Exhibit
  -------         ----------------------

  3.1.1           Certificate of Amendment of Articles of Incorporation

  10.1 Labor Agreement, dated August 10, 2007, between the Company and Zheng Ying

  10.2 Labor Agreement, dated August 10, 2007, between the Company and Yanbin Wang

  31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

  31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

  32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.